Form 10KSB
period 2006-12-31
AMERICAN DG ENERGY INC
filed 2007-03-30
CIK 1378706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File No.: 0-52294

AMERICAN DG ENERGY INC.

(Name of small business issuer in its charter)

Delaware	04-3569304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

American DG Energy Inc.
45 First Avenue
Waltham, MA 02451
(Address of principal executive offices)

Issuer’s telephone number, including area code: (781) 622-1120

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year: $3,174,326

Number of shares of the issuer’s Common Stock outstanding at December 31, 2006: 26,017,250

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  Not applicable — the issuer’s Common Stock is not traded on any market.

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒

Item 1.  Description of Business

General

American DG Energy Inc. (“American DG Energy”, the “company”, “ADGE” or “we”) distributes and operates on-site cogeneration systems that produce both electricity and heat. Our business is to own the equipment that we install at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis. We call this business the American DG Energy “On-Site Utility”.

We offer a range of cogeneration systems that are highly reliable and energy efficient. Our cogeneration systems produce electricity from an internal combustion engine driving a generator, while the heat from the engine and exhaust is recovered and typically used to produce heat and hot water for on-site processes. We also distribute and operate water chiller systems that operate in a similar manner, except that the engine’s power drives a large air-conditioning compressor while recovering heat for hot water. Cogeneration systems reduce the amount of electricity that the customer must purchase from the local utility and produce valuable heat and hot water for the site to use as required.

Distributed generation of electricity (“DG”) is an attractive option for reducing energy costs and increasing the reliability of available energy. DG has been successfully implemented in large industrial installations (>10 MW) where the market has been growing for several years, and is increasingly being accepted in smaller size units because of technology improvements, increased energy costs and better DG economics. We believe that our target market (users of up to 1 MW) has been barely penetrated and that the reduced reliability of the utility grid, increasing cost pressures experienced by energy users, advances in new, low cost technologies and DG-favorable legislation and regulation at the state level will drive our near term growth and penetration into our target market. The company maintains a web site at www.americandg.com, but our website is not a part of this annual report.

The company was incorporated as a Delaware corporation on July 24, 2001 to install, own, operate and maintain complete DG systems and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. American DG Energy operated as a subsidiary of American Distributed Generation Inc. since 2003, along with Tecogen Inc. In December 2005, the Board of Directors of American Distributed Generation Inc. decided to distribute to its shareholders all of the outstanding shares of Tecogen in the form of a stock dividend. American DG Energy merged with American Distributed Generation Inc. and the company then changed its name to American DG Energy Inc. As of December 31, 2006, we had installed energy systems, representing approximately 2,535 kW (kilowatts), 28.24 MMBtu’s (million British thermal units) of heat and hot water and 400 tons of cooling. Kilowatt (kW) is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated.

We believe that our primary near-term opportunity for DG energy and equipment sales is where commercial electricity rates exceed $0.12 per kWh, which is predominantly in the Northeast and California. These areas represent approximately 15 percent of the U.S. commercial power market, with electricity revenues in excess of $20 billion per year (see Figure 1. on page 6). Attractive DG economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies and other light industrial facilities. Two Combined Heat and Power (“CHP”) market analysis reports sponsored by the Energy Information Administration in 2000 detailed the prospective CHP market in the commercial and institutional sectors (The Market and Technical Potential for Combined Heat and Power in the Commercial/Institutional Sector; Prepared for the Energy Information Administration; Prepared by ONSITE SYCOM Energy Corporation; January 2000) and in the industrial sectors (The Market and Technical Potential for Combined Heat and Power in the Industrial Sector; Prepared for the Energy Information Administration; Prepared by ONSITE SYCOM Energy Corporation; January 2000). These data sets were used to estimate the CHP market potential in the 100kW to 1 MW size range. These target market segments comprise over 163,000 sites totaling 12.2 million kW of prospective DG capacity. This is the equivalent of an $11.7 billion annual electricity market plus a $7.3 billion heat and hot water energy market, for a combined market potential of $19.0 billion.

We believe that the largest number of potential DG users in the United Stated requires less than 1 MW of electric power and less than 1,200 tons of cooling capacity. We are able to design our systems to suit a particular customer’s needs because of our ability to place multiple units at a site. This approach is part of what allows our products and services to meet changing power and cooling demands throughout the day (also from season-to-season) and greatly improves efficiency through a customer’s high and low power requirements.

American DG purchases energy equipment from various suppliers. The primary type of equipment implemented is a natural gas-powered, reciprocating engine. As power sources that use alternative energy technologies mature to the point that they are both reliable and economical, we will consider employing them to supply energy for customers. We regularly assess the technical, economic, and reliability issues associated with systems that use solar, micro-turbine or fuel cell technologies to generate power.

Background and Market

The delivery of energy services to commercial and residential customers in the United States has evolved over many decades into an inefficient and increasingly unreliable structure. Power for lighting, air conditioning, refrigeration, communications and computing demands comes almost exclusively from centralized power plants serving users through a complex grid of transmission and distribution lines and substations. Even with continuous improvements in central station generation and transmission technologies, today’s power industry is only about 33 percent efficient (Energy Information Administration, Voluntary Reporting of Greenhouse Gases, 2004, Section 2, Reducing Emissions from Electric Power, Efficiency Projects: Definitions and Terminology, page 20) meaning that it discharges to the environment roughly twice as much heat as the amount of electrical energy delivered to end-users. Since coal accounts for more than half of all electric power generation, these inefficiencies are a major contributor to rising atmospheric CO2 emissions. As countermeasures are sought to limit global warming, pressures against coal will favor the deployment of alternative energy technologies.

On-site boilers and furnaces burning either natural gas or petroleum distillate fuels produce most thermal energy for space heating and hot water services. This separation of thermal and electrical energy supply services has persisted despite a general recognition that the cogeneration of electricity and thermal energy services (a practice also known as combined heat and power, or CHP) can be significantly more energy efficient than central generation of electricity by itself. Except in large-scale industrial applications (e.g., paper and chemical manufacturing), cogeneration has not attained general acceptance. This was due, in part, to the long-established monopoly-like structure of the regulated utility industry. Also, the technologies previously available for small on-site cogeneration systems were incapable of delivering the reliability, cost and environmental performance necessary to displace or even substantially modify the established power industry structure.

The competitive balance began to change with the passage of the Public Utility Regulatory Policy Act of 1978 (“PURPA”), a federal statute that has opened the door to gradual deregulation of the energy market by the individual states. In 1979, the accident at Three Mile Island effectively halted the massive program of nuclear power plant construction that had been a centerpiece of the electric generating strategy among US utilities for two decades. Several factors caused utilities’ capital spending to fall drastically, including well publicized cost overruns at nuclear plants, an end to guaranteed financial returns on costly new facilities, and growing uncertainty over which power plant technologies to pursue. Recently, investors have become increasingly reluctant to support the risks of the long-term construction projects required for new conventional generating and distribution facilities.

Because of these factors, electricity reserve margins declined, and the reliability of service began to deteriorate, particularly in regions of high economic growth. Widespread acceptance of computing and communications technologies by consumers and commercial users has further increased the demand for electricity, while also creating new requirements for very high power quality and reliability. At the same time, technological advances in emission control, microprocessors and internet technologies have sharply altered the competitive balance between centralized and distributed generation. These fundamental shifts in economics and requirements are key to the emerging opportunity for distributed generation equipment and services.

The Role of Distributed Generation

Distributed generation, or co-generation, is the production of two sources or two types of energy (electricity or cooling and heat) from a single energy source (natural gas). We use technology that utilizes a low-cost, mass-produced, internal combustion engine, used primarily in light trucks and sport utility vehicles (i.e., a General Motors engine) that is modified to run on natural gas. The engine spins either a standard generator to produce electricity, or a conventional compressor to produce cooling. For heating, since the working engine generates heat, we capture the byproduct heat with a heat exchanger and utilize the heat for facility applications in the form of space heating and hot water for buildings or industrial facilities. This process is very similar to an automobile, where the engine provides the motion to the automobile and the byproduct heat is used to keep the passengers warm during the winter months. For refrigeration or cooling, standard available equipment uses an electric motor to spin a conventional compressor to make cooling. We replace the electric motor with the same modified engine that runs on natural gas to spin the compressor to run a refrigeration cycle and make cooling.

Distributed generation, or DG, refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, reduce air pollution and greenhouse gas emissions, and protect against power outages, while, in most cases, significantly lowering utility costs for power users and building operators.

The growing importance of DG as a key component of our future energy supply is underscored by the establishment of a Distributed Energy Program within the U.S. Department of Energy. The DOE has stated its position on this issue as follows:

“...there are two problems at the root of the current power crunch. There is not always enough power generation available to meet peak demand, and existing transmission lines cannot carry all of the electricity needed by consumers.... Distributed Energy resources are the power of choice for providing customers with reliable energy supplies.... These Distributed Energy products and services use natural gas and renewable energy and will be easily interconnected into the nation’s infrastructure for the generation of electricity. Furthermore, our Program works to encourage the expanded use of Distributed Energy technologies in applications with the right combination and occurrence of electrical and thermal demand...”

Until recently, many DG technologies have not been a feasible alternative to traditional energy sources because of economic, technological and regulatory considerations. Even now, many “alternative energy” technologies (such as solar, wind, fuel cells and micro-turbines) have not been sufficiently developed and proven to economically meet the demands of commercial users or the ability to be connected to the existing utility grid.

We supply cogeneration systems that are capable of meeting the demands of commercial users and that can be connected to the existing utility grid. Specific advantages of the company’s on-site distributed generation of multiple energy services, compared with traditional centralized generation and distribution of electricity alone, include the following:

•                  Greatly increased overall energy efficiency (typically over 80 percent) versus less than 33 percent for the existing power grid.

•                  Rapid adaptation to changing demand requirements; e.g., weeks, not years to add new generating capacity where and when it is needed.

•                  Ability to by-pass transmission line and substation bottlenecks in congested service areas.

•                  Avoidance of site and right-of-way issues affecting large-scale power generation and distribution projects.

•                  Clean operation, in the case of natural gas fired reciprocating engines using microprocessor combustion controls and low-cost exhaust catalyst technology developed for automobiles, producing exhaust emissions well below the world’s strictest regional environmental standards (e.g., Southern California).

•                  Rapid economic paybacks for equipment investments, often three to five years when compared to existing utility costs and technologies.

•                  Relative insensitivity to fuel prices due to high overall efficiencies achieved with cogeneration of electricity and thermal energy services, including the use of waste heat to operate absorption type air conditioning systems (displacing electric-powered cooling capacity at times of peak summer demand).

•                  Reduced vulnerability of multiple de-centralized small-scale generating units compared to the risk of major outages from natural disasters or terrorist attacks against large central-station power plants and long distance transmission lines.

•                  Ability to remotely monitor, control and dispatch energy services on a real-time basis using advanced switchgear, software, microprocessor and Internet modalities. Through our onsite energy products and services, energy users are able to optimize, in real time, the mix of centralized and distributed electricity-generating resources.

The disadvantages of the company’s on-site distributed generation are:

•                  Cogeneration is a mechanical process and our equipment is susceptible to downtime or failure.

•                  The base-rate of an electric utility is determined by a certain number of subscribers. Distributed generation at a significant scale will reduce the number of subscribers and therefore it may increase the base-rate for the electric utility for its customer base.

•                  By committing to our long-term agreements, a customer may be forfeiting the opportunity to use more efficient technology that may become available in the future.

The Distributed Generation Market Opportunity

We believe that our primary near-term opportunity for DG energy and equipment sales is where commercial electricity rates exceed $0.12 per kWh, which is predominantly in the Northeast and California. These areas represent approximately 15 percent of the U.S. commercial power market, with electricity revenues in excess of $20 billion per year (see Figure 1. on page 7). Attractive DG economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies and other light industrial facilities. Two Combined Heat and Power (“CHP”) market analysis reports sponsored by the Energy Information Administration in 2000 detailed the prospective CHP market in the commercial and institutional sectors (1) and in the industrial sectors (2). These data sets were used to estimate the CHP market potential in the 100 kW to 1 MW size range. These target market segments comprise over 163,000 sites totaling 12.2 million kW of prospective DG capacity. This is the equivalent of an $11.7 billion annual electricity market plus a $7.3 billion heat and hot water energy market, for a combined market potential of $19.0 billion.

As shown in the graph below, there are substantial variations in the electric rates paid by commercial and institutional customers throughout the U.S. In high-cost regions, monthly payments for energy services supplied by on-site DG projects yield rapid paybacks (e.g. often 3-5 years) on an investment in our systems. An additional 15% of commercial sector electricity, representing annual revenues of $14 billion, is sold at rates between $0.085 and $0.12 per kWh as shown on the graph below. Although paybacks on DG projects would be less rapid in such regions, future rate increases are expected to improve DG economics.

(1) The Market and Technical Potential for Combined Heat and Power in the Commercial/Institutional Sector; Prepared for the Energy Information Administration; Prepared by ONSITE SYCOM Energy Corporation; January 2000

2) The Market and Technical Potential for Combined Heat and Power in the Industrial Sector; Prepared for the Energy Information Administration; Prepared by ONSITE SYCOM Energy Corporation; January 2000

Figure 1.

The DG Market Opportunity
U.S. Commercial/Institutional Electric Rate Profile

Source: U.S. Energy Information Administration Data [2002]

Business Model

We are a distributed generation onsite energy company that sells energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers. We install our systems at no cost to our customers and retain ownership of the system. Because our systems operate at over 80 percent efficiency (versus less than 33 percent for the existing power grid), we are able to sell the energy produced by these systems to our customers at prices below their existing cost of electricity (or air conditioning), heat and hot water. Our cogeneration systems consist of natural gas-powered internal combustion engines that drive an electrical generator to produce electricity and that capture the engine heat to produce space heating and hot water. Our energy systems also can be configured to drive a compressor that produces air conditioning and that also capture the engine heat. As of December 31, 2006, we had 39 energy systems operational.

To date, each of our installations runs in conjunction with the electric utility grid and requires standard interconnection approval from the local utility. Our customers use both our energy system and the electric utility grid for their electricity requirements. We typically supply the first 20% to 60% of the building’s electricity requirements while the remaining electricity is supplied by the electric utility grid. Our customers are contractually bound to use the energy we supply.

To date, the price that we have charged our customers is set in our customer contracts at a discount to the price of the building’s local electric utility. For the 20% to 60% portion of the customer’s electricity that we supply, the customer realizes immediate savings on its electric bill. In addition to electricity, we sell our customers the heat and hot water at the same price they were previously paying or at a discount equivalent to their discount from us on electricity. Our air conditioning systems are also priced at a discount so that the customer realizes overall cost savings from the installation.

Energy and Products Portfolio

We provide a full range of DG product and energy options.  Our primary energy and products are listed below:

•                  Energy Sales

•                  Electricity

•                  Thermal (Hot Water, Heat and Cooling)

•                  Energy Producing Products

•                  Cogeneration Packages

•                  Chillers

•                  Complementary Energy Equipment (i.e., boilers, etc.)

•                  Alternative Energy Equipment (i.e., solar, fuel cells, etc.)

Energy Sales

For customers seeking an alternative to the outright purchase of DG equipment, we will install, maintain, finance, own and operate complete on-site DG systems that supply, on a long-term, contractual basis, electricity and other energy services. We sell the energy to customers at a guaranteed discount rate to the rates charged by conventional utility suppliers. Customers are billed monthly. Our customers benefit from a reduction in their current energy bills without the capital costs and risks associated with owning and operating a cogeneration or chiller system. Also, by outsourcing the management and financing of on-site energy facilities to us, they can reap the economic advantages of distributed generation without the need for retaining specialized in-house staff with skills unrelated to their core business. Customers benefit from our On-Site Utility in a number of ways:

•                              Guaranteed lower price for energy

•                              Only pay for the energy they use

•                              No capital costs for equipment, engineering and installation

•                              No equipment operating costs for fuel and maintenance

•                              Immediate cash flow improvement

•                              No staffing, operations and equipment responsibility

Our customers pay us for energy produced on site at a rate that is a certain percentage below the rate at which the utility companies provide them electrical and natural gas services. We measure the actual amount of electrical and thermal energy produced, and charge our customers accordingly. We agree to install, operate, maintain and repair our energy systems at our sole cost and expense. We also agree to obtain any necessary permits or regulatory approvals at our sole expense. Our agreements are generally for a term of 15 years, renewable for two additional 5 years terms upon the mutual agreement of the parties.

In regions where high electricity rates prevail, such as the Northeast and California, monthly payments for DG energy services can yield attractive paybacks (e.g. often 3-5 years) on our investments in on-site utility projects. The price of natural gas has a minor effect on the financial returns obtained from our energy service contracts because the value of hot water and other thermal services produced from the recovered heat generated by the internal combustion engine in our on-site DG system will increase in proportion to higher fuel costs. This recovered energy, which comprises up to 60 percent of the total heating value of fuel supplied to our DG equipment, displaces fuel that would otherwise be burned in conventional boilers.

Each of our customer sites becomes a profit center. The example below presents the energy supplied and the economics of a project in the New York City area:

Energy Type	% of Site Requirements
Heat and Hot Water:	100%
Cooling:	100%
Electricity:	45%

In 2004, we installed a 75 kW cogeneration system, a 200-ton chiller and 3 hot-water boilers rated at 13 MBtu. In 2005, our customer and American DG Energy received the following:

	Annual	Term (16 years)
American DG Energy Revenue	$358,300	$5,732,800
American DG Energy Cash Flow	$134,100	$2,145,600
Customer Savings	$36,500	$584,000

Our investment for the site was $359,800. During the second quarter of 2006, we achieved payback in 2.4 years. These values do not reflect the expected annual increases in energy costs that should occur over the 16-year period and should increase the profitability of the site by 2%-5% per year.

Since inception in 2001 and through December 31, 2006, the company has entered into 32 agreements, for the supply of on-site energy services, primarily with healthcare, housing facilities, apartments and athletic facilities in New York and New Jersey.

Energy Producing Products

We typically offer cogeneration units sized to produce 75 kW of electricity and water chillers to produce 200 tons of cooling. For cogeneration, we prefer a modular design approach to allow us to group multiple units together to serve customers with considerably larger power requirements. Often, cogeneration units are conveniently dispersed within a large operation, such as a hospital or campus, serving multiple process heating systems that would otherwise be impractical to serve from a single large machine. The equipment we select often yield overall energy efficiencies in excess of 80 percent (from our equipment supplier’s specifications) and achieve emission levels well below the strictest regional standards, including Southern California.

Many other DG technologies are challenged by technical, economic and reliability issues associated with systems that generate power using solar, micro-turbine or fuel cell technologies, which have not yet proven to be economical for typical customer needs. When alternative energy technologies mature to the point that they are both reliable and economical, we will employ them for the best-fit applications.

Service and Installation

Where appropriate, we utilize the best local service infrastructure for the equipment we deploy. We require long-term maintenance contracts and ongoing parts sales. Our centralized remote monitoring capability allows us to keep track of our equipment in the field. Our installations are performed by local contractors with experience in energy cogeneration systems.

In August 2005, we began offering our customers a “turn-key” option whereby we provide equipment, systems engineering, environmental permitting, interconnect approvals, on-site labor and startup support needed to bring the complete DG system on-line. This allows us to offer our customers either energy or fully installed equipment. This will also aid in our ability to lower the cost of installation.

Sales and Marketing

Our on-site utility services are sold directly to end-users by our in-house marketing team and by established sales agents and representatives. We offer standardized packages of energy, equipment and services suited to the needs of national accounts such as hospital associations, hotel chains and other customer groups having a common set of energy requirements at multiple locations.

Our energy offering is translated into direct financial gain for our clients, and is best appreciated by senior management. These clients recognize the gain in cash flow, the increase in net income and the preservation of capital we offer. As such, our energy sales are focused on reaching these decision makers. Additionally, we have benefited with increased sales and maintenance support through our joint venture, called American DG NY LLC, with AES-NJ Cogen Co., an established developer of small cogeneration systems that excels in installing cogeneration equipment.

The company is continually expanding its sales efforts by developing joint marketing initiatives with key suppliers to our target industries. Particularly important are our collaborative programs with natural gas utility companies. For example, we engaged in a targeted mailing, telemarketing and sales campaign dedicated exclusively to potential customers and sponsored by a major New York State natural gas utility. The campaign included a special incentive for new customers. We gain significant marketing leverage from joint marketing and selling efforts on DG projects within specific utility service areas, and from rate incentives offered to gas users who install our efficient cogeneration and cooling equipment. Since the economic viability of any DG project is critically dependent upon effective utilization of recovered heat, the insight of the gas supplier to the customer energy profile is particularly effective in prospecting the most cost-effective DG sites in any region.

DG is enjoying growing support among state utility regulators seeking to increase the reliability of electricity supply with cost effective environmentally responsible demand-side resources. New York, New Jersey, Illinois, Connecticut, Massachusetts and California are among the states that encourage DG through inter-connect standards, incentives and/or supply planning. Unlike large central station power plants, DG investments can be made in small increments and with lead-times as short as just a few months.

Competition

We believe that the main competition for our DG products is the established electric utility infrastructure. However, DG is beginning to gain acceptance in regions where energy customers are dissatisfied with the cost and reliability of traditional electricity service. These end-users, together with growing support from state legislatures and regulators are creating a favorable climate for the growth of DG that is overcoming the objections of established utility providers. In our target markets, we compete with large utility companies such as Consolidated Edison in New York City and Westchester County, LIPA in parts of New York, Public Service Gas and Electric in New Jersey, NSTAR in Massachusetts, and Pacific Gas and Electric in California.

Engine manufacturers sell DG units that range in size from a few kilowatts to many megawatts in size. Those manufacturers are predominantly greater than 1 MW and include Caterpillar, Cummins, and Waukesha. In many cases, we view these companies as potential suppliers of equipment and not as competitors.

The alternative energy market is emerging rapidly. Many companies are developing alternative and renewable energy sources including solar power, wind power, fuel cells and micro-turbines. Some of the companies in this sector include General Electric, BP, Shell and Evergreen Solar (in the solar energy space); Plug Power and Fuel Cell Energy (in the fuel cell space); and Capstone, Ingersoll Rand and Elliott Turbomachinery company (in the micro-turbine space). The effect of these developing technologies on our business is difficult to predict; however, when their technologies become more viable for our target markets, we may be able to adopt their technologies into our business model.

There are a number of Energy Service Companies (“ESCO’s”) that offer related services to us. These companies include Siemens, Honeywell and Johnson Controls. In general, these companies are only seeking large, diverse projects for electric demand reduction for campuses that include building lighting and controls, and electricity (in rare occasions) or cooling. Because of their overhead structures, these companies often solicit large projects and stay away from individual properties. Since we focus on smaller projects for energy supply, we are well suited to work in tandem with these companies when the opportunity arises.

There are also a few local emerging cogeneration developers and contractors that are attempting to offer services similar to ours. To be successful, they will need to have the proper experience in equipment and technology, installation contracting, equipment maintenance and operation, site economic evaluation, project financing, and energy sales plus the capability to cover a broad region.

Material Contracts

In January 2007, we extended our 2006 Facilities, Support Services and Business Agreement with Tecogen to provide us with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the business agreement, Tecogen provides us with office space and utilities at a flat rate of $2,294 per month. We also share personnel support services with Tecogen. We are allocated our share of the cost of the personnel support services based upon the amount of time spent by such support personnel while working on our behalf. To the extent Tecogen is able to do so under its current plans and policies, Tecogen includes us and our employees in various of its insurance and benefit programs. The costs of these programs are charged to us on an actual cost basis.

Under this agreement, we receive pricing based on a volume discount if we purchase cogeneration and chiller products from Tecogen. For certain sites, we hire Tecogen to service our Tecogen chiller and cogeneration products.

We have sales representation rights to Tecogen’s products and services. In New England, we have exclusive sales representation rights to their cogeneration products. We have granted Tecogen sales representation rights to our on-site utility energy service in California.

Government Regulation

We are not subject to extensive government regulation. We are required to file for local construction permits (electrical, mechanical and the like) and utility interconnects, and we must make various local and state filings related to environmental emissions. Our expenditures for regulatory compliance are not material.

Effective March 7, 2007, there are new air quality and permitting requirements in New Jersey that may require adding emission control equipment on our already existing 18 cogeneration systems operating in New Jersey and any new energy systems we install in that State. In order to interpret and comply with the new emission requirements we have retained an independent environmental engineering consultant to review the applicability of the new requirements to our energy systems. This report will be available to the company shortly. Based on the outcome we may have to retrofit some or all sites we operate in New Jersey. This may adversely affect our revenue and profitability.

Employees

As of December 31, 2006, we employed nine active full-time employees and one part-time employee. We believe that our relationship with our employees is satisfactory.

Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this report. This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our, our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as other sections in this report, discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

This report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, results of operations, financial condition and the market price of our Common Stock.

We have incurred losses, and these losses may continue.

We have incurred losses in each of our fiscal years since inception. Losses were incurred and continue to be incurred in 2007. There is no assurance that profitability will be achieved in the near term, if at all.

Because unfavorable utility regulations make the installation of our systems more difficult or economic, any slowdown in the utility deregulation process would be an impediment to the growth of our business.

In the past, many electric utility companies have raised opposition to distributed generation, a critical element of our on-site utility business. Such resistance has generally taken the form of unrealistic standards for interconnection, and the use of targeted rate structures as disincentives to combined generation of on-site power and heating-cooling services. A DG company’s ability to obtain reliable and affordable back-up power through interconnection with the grid is essential to our business model. Utility policies and regulations in most states are often not prepared to accommodate widespread onsite generation. These barriers erected by electric utility companies and unfavorable regulations, where applicable, make more difficult or uneconomic our ability to connect to the electric grid at customer sites and are an impediment to the growth of our business. Development of our business could be adversely affected by any slowdown or reversal in the utility deregulation process or by difficulties in negotiating backup power supply agreements with electric providers in the areas where we intend to do business.

Effective March 7, 2007, there are new air quality and permitting requirements in New Jersey that may require adding emission control equipment on our already existing 18 cogeneration systems operating in New Jersey and any new energy systems we install in that State. In order to interpret and comply with the new emission requirements we have retained an independent environmental engineering consultant to review the applicability of the new requirements to our energy systems. This report will be available to the company shortly. Based on the outcome we may have to retrofit some or all sites we operate in New Jersey. This may adversely affect our revenue and profitability.

Our onsite utility concept is largely unproven and may not be accepted by a sufficient number of customers.

The sale of cogeneration and cooling equipment has been successfully carried out for more than a decade. However, our on-site utility concept (i.e., the sale of on-site energy services, rather than equipment) is still in an early stage of implementation. Unresolved issues include the pricing of energy services and the structuring of contracts to provide cost savings to customers and optimum financial returns to us. There is no assurance that we will be successful in developing a profitable on-site utility business model, and failure to do so would have a material adverse effect on our business and financial performance.

The economic viability of our projects depends on the price spread between fuel and electricity, and the variability of the prices of these components creates a risk that our projects will be uneconomic.

The economic viability of DG projects is dependent upon the price spread between fuel and electricity prices. Volatility in one component of the spread, the cost of natural gas and other fuels (e.g., propane or distillate oil) can be managed to a greater or lesser extent by means of futures contracts. However, the regional rates charged for both base load and peak electricity services may decline periodically due to excess capacity arising from over-building of utility power plants or recessions in economic activity. Any sustained weakness in electricity prices could significantly limit the market for our cogeneration, cooling equipment and on-site utility energy services.

We may fail to make sales to certain prospective customers because of resistance from facilities management personnel to the outsourcing of their service function.

Any outsourcing of non-core activities by institutional or commercial entities will generally lead to reductions in permanent on-site staff employment. As a result, our proposals to implement on-site utility contracts are likely to encounter strong initial resistance from the facilities managers whose jobs will be threatened by energy outsourcing. The growth of our business will depend upon our ability to overcome such barriers among prospective customers.

Future government regulations, such as increased emissions standards, safety standards and taxes, may adversely impact the economics of our business.

The operation of distributed generation equipment at our customers’ sites may be subject to future changes in federal, state and local laws and regulations (e.g., emissions, safety, taxes, etc.). Any such new or substantially altered rules and standards may adversely affect our revenues, profits and general financial condition.

If we cannot expand our network of skilled technical support personnel, we will be unable to grow our business.

Each additional customer site for our services requires the initial installation and subsequent maintenance and service of equipment to be provided by a team of technicians skilled in a broad range of technologies, including combustion, instrumentation, heat transfer, information processing, microprocessor controls, fluid systems and other elements of distributed generation. If we are unable to recruit, train, motivate, sub-contract, and retain such personnel in each of the regional markets where our business operates we will be unable to grow our business in those markets.

The company operates in highly competitive markets and may be unable to successfully compete against competitors having significantly greater resources and experience.

Our business may be limited by competition from energy services companies arising from the breakup of conventional regulated electric utilities. Such competitors, both in the equipment and energy services sectors, are likely to have far greater financial and other resources than us, and could possess specialized market knowledge with existing channels of access to prospective customer locations. We may be unable to successfully compete against those competitors.

Future technology changes may render obsolete various elements of equipment comprising our on-site utility installations.

We must select equipment for our DG projects so as to achieve attractive operating efficiencies, while avoiding excessive downtimes from the failure of unproven technologies. If we are unable to achieve a proper balance between the cost, efficiency, and reliability of equipment selected for our projects, our growth and profitability will be adversely impacted.

We have limited historical operating results upon which to base projections of future financial performance, making it difficult for prospective investors to assess the value of our stock.

Our experience is primarily on-site energy services, and we have only four years of actual operating experience. These limitations make developing financial projections more difficult. We will expand our business infrastructure based on these projections. If these projections prove to be inaccurate, we will sustain additional losses and will jeopardize the success of our business.

We will need to raise additional capital for our business, which will dilute existing shareholders.

Additional financings will be required to implement our overall business plan. We will need additional capital. Equity financings will dilute the percentage ownership of our existing shareholders. Our ability to raise an adequate amount of capital and the terms of any capital that we are able to raise will be dependent upon our progress in implementing demonstration projects and related marketing service development activities. If we do not make adequate progress, we may be unable to raise adequate funds, which will limit our ability to expand our business. If the terms of any equity financings are unfavorable, the dilutive impact on our shareholders might be severe.

We may make acquisitions that could harm our financial performance.

In order to expedite development of our corporate infrastructure, particularly with regard to equipment installation and service functions, we anticipate the future acquisition of complementary businesses. Risks associated with such acquisitions include the disruption of our existing operations, loss of key personnel in the acquired companies, financial charges for amortization of good will, dilution through the issuance of additional securities, assumptions of existing liabilities and commitment to further operating expenses. If any or all of these problems actually occur, acquisitions could negatively impact our financial performance and future stock value.

We are controlled by a small group of majority shareholders, and our minority shareholders will be unable to effect changes in our governance structure or implement actions that require shareholder approval, such as a sale of the company.

George Hatsopoulos and John Hatsopoulos, who are brothers, beneficially own a majority of our outstanding shares of common stock. These stockholders have the ability to control various corporate decisions, including our direction and policies, the election of directors, the content of our charter and bylaws, and the outcome of any other matter requiring shareholder approval, including a merger, consolidation, sale of substantially all of our assets or other change of control transaction. The concurrence of our minority shareholders will not be required for any of these decisions.

We may be exposed to substantial liability claims if we fail to fulfill our obligations to our customers.

We intend to enter into contracts with large commercial and not-for-profit customers under which we will assume responsibility for meeting a portion of the customers’ building energy demand and equipment installation. We may be exposed to substantial liability claims if we fail to fulfill our obligations to customers. There can be no assurance that we will not be vulnerable to claims by customers and by third parties that are beyond any contractual protections that we are able to negotiate. We may be unable to obtain liability and other insurance on terms and at prices that are commercially acceptable to us. As a result, liability claims could cause us significant financial harm.

Investment in our Common Stock is subject to price fluctuations which have been significant for development stage companies like us.

Historically, valuations of many companies in the development stage have been highly volatile. The securities of many of these companies have experienced significant price and trading volume fluctuations, unrelated to the operating performance or the prospects of such companies. If the conditions in the equity markets deteriorate, we may be unable to finance our additional funding needs in the private or the public markets. There can be no assurance that any future offering will be consummated or, if consummated, will be at a share price equal or superior to the price paid by our investors even if we meet our technological and marketing goals.

There is no public market for our outstanding common stock, and there will be restrictions on transferability.

There is presently no public market for our outstanding common stock, and we cannot assure you that a public market will ever develop. Moreover, even if a public market develops, any sale of our outstanding common stock may be made only pursuant to an effective registration statement under federal and applicable state securities laws or exemptions therefrom. Realization of any gains on an investment in us will be principally dependent upon our ability to effectuate one or more liquidity-providing transactions.

We anticipate that our capital stock may be quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system or a stock exchange.

Trading of our common stock may be restricted by the SEC’S “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

We anticipate that our common stock may be traded on the OTC Bulletin Board shortly. The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities will likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our capital stock. Trading of our capital stock may be restricted by the SEC’S “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

Because we do not intend to pay cash dividends, our stockholder will receive no current income from holding our stock.

We have never paid or declared any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for the foreseeable future.

There has been a significant deficiency in our financial controls and procedures, which could harm our operating results or cause us to fail to meet our reporting obligations.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have performed an evaluation of controls and procedures and concluded that our controls are effective to give reasonable assurance that the information required to be disclosed by our company in reports that we file under the Exchange Act is recorded, processed, summarized and reported as when required. However, there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in financial reporting. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and may require us to incur additional costs to improve our internal control system.

Item 2.  Description of Property

Our headquarters are located in Waltham, Massachusetts and consist of 1,199 square feet of office and storage space that are leased from Tecogen. The lease expires on March 31, 2009. We believe that our facilities are appropriate and adequate for our current needs.

Item 3.  Legal Proceedings

We are not currently a party to any other material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse affect on our business, operating results or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market

There is no established public trading market for our common stock.

Holders

As of the date of this filing, the number of holders of record of the common stock was 100. We have not paid any dividends with respect to our common stock, and anticipated capital requirements make it highly unlikely that we will pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Set forth below is information regarding common stock issued, warrants issued and stock options granted by the company within the past three years. Also included is the consideration, if any, we received and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Common Stock and Warrants

In December 2003, the company raised funds through a private placement of shares of common stock to a limited number of accredited investors. The private placement was kept open to investors until the final closing date on December 31, 2005. In connection with the private placement, we issued warrants to purchase an aggregate of 3,195,000 shares of common stock at a price of $0.70. Each warrant represents the right to purchase one share of common stock for a period of three years from the date the warrant was issued. All of such investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(2) and/or Regulation D thereunder.

In March 2005, the company issued warrants to purchase 500,000 shares of common stock at an exercise price of $0.70 per share to certain board members and members of management in consideration for their giving personal guarantees of certain company obligations. Each warrant represents the right to purchase one share of common stock for a period of five years from the date the warrant was issued. Such transactions were on terms that were at least as fair to the company as it could have obtained from outside investors.

In November 2006, the company raised funds through a private placement of 1,647,400 shares of common stock to a limited number of accredited investors at a price of $0.70 per share. The private placement was kept open to investors until the final closing date on December 29, 2006.

In February 2007, the company raised funds through a private placement of 4,292,150 shares of common stock and warrants to a limited number of accredited investors at a price of $0.70 per share. The private placement was kept open to investors until the final closing date on March 8, 2007.

All of such investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(2) and/or Regulation D thereunder.

Conversion of Demand Notes

On April 1, 2006, certain investors converted demand notes payable to them by the company aggregating $1,350,000 in principal and accrued interest into shares of common stock or convertible debentures of the company as follows: George Hatsopoulos and spouse converted $350,000 principal amount demand notes into 500,000 shares of common stock at a price of $0.70 per share;

John Hatsopoulos and spouse converted $350,000 principal amount demand notes into 500,000 shares of common stock at a price of $0.70 per share; John Hatsopoulos and spouse converted $550,000 principal amount demand notes into the company’s 8% convertible debentures; George Hatsopoulos and spouse converted $30,000 of accrued interest related to the demand notes into the company’s 8% convertible debentures; and John Hatsopoulos and spouse converted $$70,000 of accrued interest related to the demand notes into the company’s 8% convertible debentures. Exemption is claimed under Section 3(a)(9) and/or Section 4(2) of the Securities Act, and/ or Regulation D thereunder.

Restricted Stock Grants

On June 7, 2006, the company made restricted stock grants to 10 employees by permitting them to purchase an aggregate of 257,500 shares of common stock at a price of $0.001 per share. On July 1, 2006, the company made restricted stock grants to 12 persons who were employees of, or otherwise associated with Tecogen, by permitting them to purchase an aggregate of 876,800 shares of common stock at a price of $0.001 per share. On October 4, 2006, the company made a restricted stock grant to one employee for 30,000 shares of common stock at a price of $0.001 per share. Such transactions were exempt from registration under the Securities Act under Section 4(2), Regulation D and/or Rule 701 thereunder.

On February 20, 2007, the company made restricted stock grants to employees, directors and consultants by permitting them to purchase an aggregate of 737,000 shares of common stock at a price of $0.001 per share. Such transactions were exempt from registration under the Securities Act under Section 4(2), Regulation D and/or Rule 701 thereunder.

8% Convertible Debentures

From April 15, 2006 to June 30, 2006, the company sold an aggregate of $6,075,000 principal amount of its 8% convertible debentures to an aggregate of 15 persons. The foregoing includes the demand notes converted by Messrs. Hatsopoulos referred to above. The initial conversion price into common stock is $0.84. Total proceeds were approximately $5,425,000. In connection with such transaction, a consultant received 4,300 shares of common stock as a commission. All of such investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(2) and/or Regulation D thereunder.

Rule 144

In general, under Rule 144 under the Securities Act, a person who has beneficially owned shares of our Common Stock for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

•                  1% of the number of shares of our Common Stock then outstanding, which will equal approximately 260,172 shares of our Common Stock; or

•                  the average weekly trading volume of our Common Stock, if and when our Common Stock is traded on the OTC Bulletin Board, during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us for at least 90 days. As of December 31, 2006, a total of 22,006,250 shares of our Common Stock are eligible for resale under Rule 144.

Under Rule 144(k) under the Securities Act, a person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell the shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. As of December 31, 2006, 1,817,500 shares of our Common Stock qualified for resale under Rule 144(k).

Stock Options

Since December 2003, we have granted stock options under our stock option plan to an aggregate of 9 employees, directors and consultants at a weighted average exercise price of $0.70. The grant of such options was exempt from registration under Rule 701 under the Securities Act.

Dividends

We have never declared or paid any cash dividends on shares of our capital stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Overview

We derive sales from selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are owned by us and are installed in our customers’ buildings. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customer’s local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer’s local energy utility that month. Our revenues commence as new energy systems become operational.

Our operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements. We expect to grow our revenues and our customer base in 2007.

As of December 31, 2006, we have experienced total net losses since inception of approximately $6.0 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents, and marketable securities available at December 31, 2006 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2006 and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures through December 2007. Beyond December 2007 we will need to raise additional capital through a debt financing or equity offering. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

In 2006 we raised approximately $6.5 million through a private placement of our common stock, the exercise of various warrants and the issuance of a convertible debenture. If we are unable to raise additional capital in 2008 we may need to terminate certain of our employees and adjust our current business plan. Financial considerations may cause us to modify planned deployment of new energy systems and we may decide to suspend installations until we are able to secure additional working capital. In the event, however, that we suspend installations for an extended time period, our working capital needs will significantly be reduced during that time period so the company may return to a cash flow positive position. We will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business, however, we currently have no such discussions.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with statements and notes thereto appearing elsewhere herein.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the company beginning in fiscal year 2007. The company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 (FAS 155), “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of FAS 155 will have a material impact on its results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS 159 which it will be required to adopt.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year

Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for our year ended December 31, 2006. The company does not believe that the adoption of the SAB 108 will have a material effect on its financial position, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

Partnerships, Joint Ventures and Entities Under Common Control

Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company consolidates all joint ventures and partnerships in which it owns, directly or indirectly, 50% or more of the membership interests. All significant intercompany accounts and transactions are eliminated. Minority interest in net assets and earnings or losses of consolidated entities are reflected in the caption “Minority interest” in the accompanying consolidated financial statements. Minority interest adjusts the consolidated results of operations to reflect only the company’s share of the earnings or losses of the consolidated entities. Upon dilution of ownership below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate.

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46-R”) provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The company evaluates the applicability of FIN 46-R to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards.

The company has a variable interest in Tecogen through its contractual interests in that entity; however, the company is not the primary beneficiary and does not have any exposure to loss as a result of its involvement with Tecogen. See related party footnotes to the company’s consolidated financial statement for discussion of the company’s involvement with Tecogen.

Related Party Transactions

 We have purchased the majority of our cogeneration units from Tecogen Inc., an affiliate sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and insurance, on our behalf, and we lease office space from Tecogen. These costs are reimbursed to Tecogen by us. Tecogen has a sublease agreement for the office building, which expires on March 31, 2009.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and accelerated methods at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires the recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. At December 31, 2006, the company determined that its long-lived assets are recoverable.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share Based Payment, or SFAS 123(R), which is a revision of Statement No. 123 (“SFAS 123”) Accounting for Stock Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends Financial Accounting Standards Board (“FASB”) Statement No. 95 Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Prior to January 1, 2006, we accounted for employee stock-based compensation in accordance with the provisions of APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25, and we complied with the disclosure provisions of SFAS 123, and related SFAS No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We amortized such stock-based compensation, if any, using the straight-line method over the vesting period.

SFAS 123(R) requires nonpublic companies that used the minimum value method in SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123(R) using the prospective-transition method. As such, since we were not a public Company as of the adoption date, we will continue to apply APB 25 in future periods to equity awards outstanding at the date of SFAS 123(R)’s adoption that were measured using the minimum value method. In accordance with the requirements of SFAS 123(R), the Company will not present pro forma disclosures for periods prior to the adoption of SFAS 123(R), as the estimated fair value of the Company’s stock options granted through December 31, 2005 was determined using the minimum value method.

The determination of the fair value of share-based payment awards is affected by our stock price. We do not have a history of market prices of our common stock as we are not yet a publicly traded company. The Company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock.

SFAS 123(R) also requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we applied an estimated forfeiture rate of 0% during 2006 in determining the expense recorded in the accompanying consolidated statement of income. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis and if factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Revenue Recognition

Revenue from energy contracts is recognized when energy is produced by the cogeneration systems onsite. The company bills each month based on the energy produced by on-site energy systems, as determined by a contractually defined formula.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as our deferred gain and lease rights, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of December 31, 2006, there was no deferred income tax asset on our books. We recorded a valuation allowance of $1,730,000 against the entire gross deferred income tax asset; due to uncertainties related to our ability to utilize our net operating loss carry forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Results of Operations for the Years Ended December 31, 2006 and December 31, 2005

Fiscal 2006 Compared with Fiscal 2005

Revenues

Revenues in 2006 were $3,174,326, an increase of $1,006,600 (46%) from 2005. Revenues increased as a result of new energy sales from our increased customer base. During 2006, we continued to add customers in the Northeast by entering into energy supply agreements. At the end of 2006 we had 39 energy systems operational. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer’s local energy utility that month. Our revenues commence as new energy systems become operational.

Effective March 7, 2007, there are new air quality and permitting requirements in New Jersey that may require adding emission control equipment on our already existing 18 cogeneration systems operating in New Jersey and any new energy systems we install in that State. In order to interpret and comply with the new emission requirements we have retained an independent environmental engineering consultant to review the applicability of the new requirements to our energy systems. This report will be available to the company shortly. Based on the outcome we may have to retrofit some or all sites we operate in New Jersey. This may adversely affect our revenue and profitability.

Cost of Sales

The cost of sales, including depreciation, in 2006 was $2,740,535, an increase of $981,705 (56%) from 2005. Included in the cost of sales was depreciation expense, which in 2006 was $316,515, compared with $181,185 in 2005 due to additional sites coming on line. Our cost of sales consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. The cost of natural gas is the largest component of our cost of sales and any change in natural gas prices affects our margins. During 2006, the cost of fuel as a percent of sales increased by 5%, which resulted in an unfavorable impact to our margins of $158,716. Our gross margin in 2006 was 14% compared with a gross margin of 19% in 2005. If this unfavorable direction to the price of fuel continues, it will put pressure on our margins. We are currently making every effort to secure favorable fuel pricing and to improve the operation of our energy systems. Furthermore we are making considerable effort to capture more premium (on peak) billing time.

Operating Expenses

Our general and administrative expense consists of executive staff, accounting and legal expenses, and costs for space, audit services, general insurance and other administrative expenses. At the end of 2006, the staff included the President, the part-time Chief Financial Officer, the Vice President of Finance and a part-time administrative assistant. In 2006, our general and administrative expenses were $1,033,252 compared to $705,412 in 2005. The increase in the general and administrative expenses of $327,840 was primarily affected by larger than usual accounting and legal costs associated with the effort to go public through the Form 10SB process. All other expenses remained relatively constant.

During the year ended December 31, 2006, the company issued 876,800 shares of common stock to Tecogen employees and consultants. The shares of common stock were fully vested and did not contain any restrictive provisions. We accounted for stock based awards issued to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. The common stock was issued at $0.001 per share when the fair value was estimated to be $0.70 per share. We recorded an expense of $612,883 in 2006, related to such awards.

Our selling expenses consist of sales staff, commissions, marketing and advertising expenses, travel and other selling related expenses. We sell energy using both direct sales and commissioned agents. Our marketing effort consisted of trade shows, print literature, media relations and event driven direct mail. At the end of 2006, our selling expenses were $331,916 compared to $175,829 in 2005. The increase in the selling expenses in 2005 was primarily due to the hiring of a second salesperson in August 2005 and, to a lesser extent to additional advertising, trade shows, recruiting costs and travel costs.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. At the end of 2006 our engineering staff consisted of three people and our engineering expenses were $308,921 compared to $206,040 in 2005. Our expenses were primarily affected by hiring an engineer in August 2005 and a second engineer in December of 2005. The addition of the two employees along with other engineering related expenses contributed to the increase of $102,881 in 2006.

Operating Income

Operating income in 2006 was a loss of $1,853,180 as compared with a loss of $678,385 in 2005. The increase in our operating loss in 2006 was primarily due to the increase in our cost of sales expenses related to the unfavorable direction to the price of fuel used to power our energy systems. The increase in our operating loss was also affected by unusually high accounting and legal expenses related with the SEC filing of the Form 10-SB, as well as salaries of new employees. Furthermore, during the third quarter we issued a stock based award to employees of Tecogen and consultants which resulted in a non- cash expense of $612,883.

Other Income (Expense), Net

The company reported other expense, net, of $200,327 in 2006 and other expense, net, of $34,032 in 2005. Other income (expense), net, includes interest income, interest expense, and other items. Interest income was $126,996 in 2006 compared to $14,505 in 2005. The increase was primarily due to additional funds raised which were invested in Treasury Bills. Interest expense increased to $311,280 in 2006 from $46,029 in 2005 due to additional interest paid related to the convertible debenture of 2006.

Provision for Income Taxes

The company did not have a tax provision or benefit in 2006 and 2005, respectively, since both periods had losses.

Minority Interest

In 2002, the company and AES-NJ Cogen Inc. of New Jersey created a limited liability company named American DG New York LLC (“ADGNY”) to develop projects in the New York and New Jersey area. The company owns 51% of ADGNY.  Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner’s investment in each individual project. The company’s investments in ADGNY projects have ranged from 51% to 80%. The minority interest expense represents our partner’s share of profits in the entity. On our balance sheet, minority interest represents our partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The company reported minority interest of $19,283 in 2006 and $99,689 in 2005. The decrease was due to better performance of energy systems that the company had significantly larger percentage of than its partner.

Liquidity and Capital Resources

Consolidated working capital in 2006 was $3,375,980, compared with $(1,192,290) in 2005. Included in working capital were cash and cash equivalents of $3,420,446 in 2006, compared with $84,492 in 2005. The increase in working capital was a result of additional funds raised through a private placement of our common stock, the exercise of various warrants and the issuance of a convertible debenture. The cash and cash equivalents available at December 31, 2006 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2006 and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures through January 1, 2008. Beyond January 1, 2008 we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. In 2006 we raised approximately $6.5 million.

Cash used in operating activities was $912,786 in 2006. The company’s net receivables balance increased from $162,012 in 2005 to $284,398 in 2006, resulting in $122,386 reduction of cash to the company. The increase in the net receivable balance is a result or the overall sales increase of 46%. The company’s due from related parties increased from $26,750 in 2005 to $121,896 in 2006, using $95,146 of cash. The increase is due to a note from the company’s partner AES-NJ. Offsetting those items was in increase in accrued expenses and other current liabilities of $190,778 due to an increase in accrued payables, accrued interest, accrued vacation and other business activity.

During 2006, the primary investing activities of the company’s operations were expenditures of $2,354,181 for purchases of property, plant and equipment.

The company’s financing activities provided $6,602,921 of cash in 2006 primarily from the convertible debenture offered and the sale of common stock and warrants.

Seasonality

The majority of our heating systems sales are in the winter and the majority of our chilling systems sales are in the summer.

Quantitative and Qualitative Disclosures about Market Risk

The company’s exposure to market risk from changes in interest rates, and equity prices, has not changed materially from its exposure at December 31, 2005.

Off Balance Sheet Arrangements

The company has no material off balance sheet arrangements.

Controls and procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have performed an evaluation of controls and procedures and concluded that our controls are effective to give reasonable assurance that the information required to be disclosed by our company in reports that we file under the Exchange Act is recorded, processed, summarized and reported as when required. However, there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in financial reporting. At this time management has decided that, considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will continue to evaluate this segregation of duties.

The company had 10 employees as of December 31, 2006. Only one of those individuals is in the finance function, other than the Chief Financial Officer. This individual is responsible for receiving and distributing cash, billing, processing transactions, recording journal entries, reconciling accounts, and preparing the financial statements and related disclosures. He also has check signing authority, for transactions under $2,000. As a result, there is the potential for this individual to knowingly or unknowingly misappropriate assets or misstate our financial statements. To mitigate these risks, the Company has put in place procedures where the Chief Executive Officer, the President and the Chief Financial Officer have check signing authority. In addition they review and approve all material contracts, transactions and related journal entries. They are also responsible for reviewing and approving monthly financials and related reconciliations, budget to actual comparisons and the information required to be disclosed by the company in all reports we have and will file under the Exchange Act.

Item 7.  Financial Statements

Reference is made to the Index to Financial Statements on page F-1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 31, 2006, we engaged Vitale, Caturano & Company, Ltd. (“Vitale, Caturano”) as our principal independent registered public accountants. We have also engaged Vitale, Caturano & Company, Ltd. for 2006 tax compliance services and had previously consulted with Vitale, Caturano concerning the tax treatment of certain transactions, specifically the spin out transaction of Tecogen. We have not consulted with Vitale, Caturano with regard to the application of accounting principles to any transaction, the type of audit opinion that might be rendered on our financial statements or any disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B) during the fiscal years ended December 31, 2005 and December 25, 2004 or the subsequent interim period.

Our previous principal independent registered public accountants were Carlin, Charron & Rosen, LLP, (“CCR”). CCR had previously audited our financial statements and issued an opinion on our 2005 financial statements on February 15, 2006. CCR were the auditors of our financial statements for the years ended December 27, 2003, December 25, 2004 and December 31, 2005.

As approved by our Board of Directors, we dismissed CCR on May 31, 2006. CCR’s reports on our financial statements for the fiscal year ended December 31, 2005 did not contain either an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. In connection with this the Form 10-SB, we updated the 2005 financial statements to be in accordance with PCAOB and Security and Exchange Commission rules and regulations. CCR audited the changes to 2005 financial statements and brought down the date of their opinion to October 30, 2006.

At no time during the fiscal year ended December 31, 2005 or the subsequent interim period through October 30, 2006 were there any disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-B) between us, and CCR on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 8A.  Controls and Procedures

Evaluation of disclosure controls and procedures:

The chief executive officer and the chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this annual report (the “Evaluation Date”) has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in internal controls:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Limitations on the effectiveness of controls:

Inherent Limitations on Effectiveness of Controls:

Our management, including the chief executive officer and chief financial officer, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 8B.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table lists the current members of our board of directors and our executive officers. The address for our directors is c/o American DG Energy Inc., 45 First Avenue, Waltham, Massachusetts 02451. There are no family relationships among members of our board or our executive officers, other than Dr. George N. Hatsopoulos and Mr. John N. Hatsopoulos who are brothers.

Name	Age	Position

George N. Hatsopoulos	80	Chairman of the Board

John N. Hatsopoulos	72	Chief Executive Officer and Director

Barry J. Sanders	46	President and Chief Operating Officer

Anthony S. Loumidis	42	Chief Financial Officer, Secretary and Treasurer

Charles T. Maxwell	75	Director

Alan D. Weinstein	64	Director

Earl R. Lewis	63	Director

George N. Hatsopoulos has been our Chairman of the Board since the organization of the company in July 2001. He is the founder and CEO of Pharos, LLC, an organization devoted to the creation of leading edge business ventures. He is the founder and chairman emeritus of Thermo Electron Corporation (NYSE:TMO), and served as Chairman and CEO since its founding in 1956 until his retirement from those positions in 1999. Dr. Hatsopoulos has served on the board of the Federal Reserve Bank of Boston, including a term as chairman. He was a member of the SEC Advisory Committee on Capital Formation and Regulatory Process, the Advisory Committee of the US Export-Import Bank, and the boards of various corporations and institutions. Dr. Hatsopoulos is a fellow of the American Academy of Arts and Sciences, the American Society of Mechanical Engineers and other scientific and technical organizations. He is the recipient of numerous honors and awards in engineering, science, industry and academics, has authored over 60 articles in professional journals, and is the principal author of textbooks in Thermodynamics and Thermionic Energy Conversion. Dr. Hatsopoulos has been a faculty member and senior lecturer at Massachusetts Institute of Technology and continues his association with the Institute as a Life Member of the Corporation and chair of the Department of Civil and Environmental Engineering Committee. Dr. Hatsopoulos holds a bachelors degree from the National Technical University of Athens, and master and doctorate degrees from Massachusetts Institute of Technology – all in mechanical engineering.

John N. Hatsopoulos is our Chairman of the Board. Mr. Hatsopoulos is one of the four founding members of GlenRose Partnership L.P., and a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. Mr. Hatsopoulos is Partner and Managing Director of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. Since 1999, he is also Chief Executive Officer of American DG Energy Inc. and Tecogen Inc. Mr. Hatsopoulos is a co-founder of Thermo Electron Corporation and the retired President and Vice Chairman of the Board of that company. He is a member of the board of directors of TEI Biosciences Inc., American CareSource Holdings, Inc., and a “Member of the Corporation” for Northeastern University. Mr. Hatsopoulos graduated from Athens College in Greece, and graduated from Northeastern University in 1959 with a Bachelor Degree in History and Mathematics. He also has Honorary Doctorates in Business Administration from Boston College and Northeastern University.

Barry J. Sanders has been our President and Chief Operating Officer since 2001. From 1992 to 2001, he served as Executive Vice President of Micrologic, Inc., an equipment asset management company where he directed the company’s business-to-business group. From 1990 to 1992, he was the Marketing Manager at Andover Controls Corp., a building automation systems company, and from 1988 to 1990 he was at Tecogen where he directed the successful introduction of that company’s DG chiller products. Mr. Sanders has also managed research and development projects for the New York State Energy Research and Development Authority (“NYSERDA”) in Albany, NY, where he created the University-Industry Energy Research Program to accelerate commercialization of new technologies. Mr. Sanders has a BS degree in chemical engineering from the University of Rochester and an MBA in marketing from Rensselaer Polytechnic Institute.

Anthony S. Loumidis has been our Chief Financial Officer and Treasurer since 2001.  Mr. Loumidis devotes a substantial majority of his business time to the affairs of the company.  Mr. Loumidis is also Partner and President of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. He is also the Chief Financial Officer of GlenRose Instruments Inc. Mr. Loumidis was previously with Thermo Electron Corporation where he held various positions including National Sales Manager for Thermo Capital Financial Services, Manager of Investor Relations and Manager of Business Development of Tecomet, a subsidiary of Thermo Electron. Mr. Loumidis is an NASD registered representative, holds a Bachelor degree in Business Administration from the American College of Greece in Athens and an MBA from Northeastern University.

Charles T. Maxwell has been a member of our Board of Directors since 2001. He is a widely recognized expert in the energy sector, with over 40 years of experience with major oil companies and investment banking firms. He is currently Senior Energy Analyst with Weeden & Co. of Greenwich, CT where he develops strategic data and forecasts on oil, gas and power markets. Since the early 1980’s, he has been an active member of an Oxford-based organization comprised of OPEC and other industry executives from 30 countries who meet twice annually to analyze trends within the global energy industries and markets. Mr. Maxwell graduated cum laude in political sciences from Princeton University as a Jadwin Scholar and holds a BA from Oxford University as a Marshall Scholar in literature and history.

Alan D. Weinstein has been a member of our Board of Directors since 2001. He is currently a consultant working with healthcare startups. He is the retired President of Premier Inc., a strategic alliance of over 1,700 hospitals throughout the U.S. Mr. Weinstein left Premier in 2000 after merging his previous company, Premier Health Alliance, with AmHS and SunHealth in 1995. During his tenure at Premier the alliance’s members were group purchasing $12 billion annually in goods and services negotiated by Premier on their behalf. The alliance also provided its members with broad-based services including process design, benchmarking, performance improvement, technology assessment, insurance programs and biomedical engineering maintenance programs. From 1983 to 1995, Mr. Weinstein was the CEO and President of Premier Health Alliance, a strategic alliance owned by 54 teaching hospitals across the U.S. During his three-decade career in healthcare, Mr. Weinstein has supported medical care organizations in developing shared programs and achieving greater economies of scale. Mr. Weinstein currently serves on the board of the American International Health Alliance, and is a speaker and writer on collaborative endeavors in hospital and health system management. Mr. Weinstein has a BA from Allegheny College in Meadville, PA and an MBA from Cornell University.

Earl R. Lewis became a member of our Board of Directors in September 2005.  He is Chairman of the Board, Chief Executive Officer and President of FLIR Systems Inc. (NASDAQ:FLIR). Previously, Mr. Lewis was CEO and President of Thermo Instrument Systems Inc., a publicly held subsidiary of Thermo Electron Corporation from 1998 to 2000, and held various senior management positions with that company since 1984. Mr. Lewis is a board member of Harvard Bioscience Inc. (NASDAQ:HBIO), as well as several private companies. He is on the Board of Trustees at Dean College and the Board of Associates at the Whitehead Institute. Mr. Lewis has a Bachelor of Science degree from Clarkson College of Technology. He has also completed the Manufacturing Management Program at Harvard University and Management Development Program at Northeastern University.

Board Committees

Our board of directors established an audit committee and a compensation committee in 2006. Messrs. Lewis and Maxwell compose the audit committee, and Messrs. G. Hatsopoulos and Weinstein comprise the compensation committee. All of the members of each of these standing committees are independent as defined under Nasdaq rules and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act.

Audit Committee

The audit committee’s responsibilities will include:

•                  appointing, approving the compensation of, and assessing the independence of our independent auditor;

•                  overseeing the work of our independent auditor, including through the receipt and consideration of reports from the independent auditor;

•                  reviewing and discussing with management and our independent auditor our annual and quarterly financial statements and related disclosures;

•                  monitoring our internal control over financial reporting, disclosure controls and procedures, and code of business conduct and ethics;

•                  discussing our risk management policies;

•                  establishing policies regarding hiring employees from our independent auditor and procedures for the receipt and retention of accounting related complaints and concerns;

•                  meeting independently with our independent auditor and management; and

•                  preparing the audit committee report required by SEC rules to be included in our proxy statements.

All audit services and all non-audit services, except de minimis non-audit services, must be approved in advance by the audit committee.

Compensation Committee

The compensation committee’s responsibilities will include:

•                  annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;

•                  determining the compensation of our chief executive officer;

•                  reviewing and approving, or making recommendations to our board of directors with respect to, the compensation of our other executive officers;

•                  overseeing an evaluation of our senior executives;

•                  overseeing and administering our cash and equity incentive plans; and

•                  reviewing and making recommendations to our board with respect to director compensation.

Corporate Governance

We believe that good corporate governance is important to ensure that, as a public company, we will be managed for the long-term benefit of our stockholders. In that regard, we have established and adopted a charter for our audit committee and for our compensation committee, as well as a code of business conduct and ethics applicable to all of our directors, officers and employees.

Compensation Committee Interlocks and Insider Participation

Two of our directors, George Hatsopoulos and John Hatsopoulos, are directors of Tecogen; George Hatsopoulos also serves as a member of our compensation committee. Other than that, none of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or its compensation committee. None of the current members of the compensation committee of our board has ever been one of our employees.

Director Compensation

Each director who is not also one of our employees will receive a fee of $500 per day for service on the board, plus an additional fee of $500 per day for serving on each of the audit and compensation committees. Non-employee directors also will be eligible to receive stock options under our equity incentive plan.

We reimburse all of our non-employee directors for reasonable travel and other expenses incurred in attending board of directors and committee meetings. Any director who is also one of our employees receives no additional compensation for serving as a director.

Liability Limitations and Indemnification

The Delaware General Corporation Law, our charter and by-laws provide for indemnification of our directors and officers for liabilities and expenses that they may incur in such capacities. In general, directors and officers are indemnified with respect to actions taken in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the company, and with respect to any criminal action or proceeding, actions that the indemnitee had no reasonable cause to believe were unlawful. Reference is made to our corporate charter and by-laws filed as Exhibits 3.2 and 3.4 hereto, respectively.

Our current insurance policy expires on November 15, 2007. We have also purchased a separate Directors and Officers insurance policy that expires on January 1, 2008.

The following description is intended as a summary only and is qualified in its entirety by reference to our amended and restated charter and amended and restated by-laws filed as exhibits to this Form 10-KSB and to Delaware law. The description of liability limitations and indemnification reflects provisions of our amended and restated charter and by-laws. We refer in this section to our amended and restated charter as our charter, and we refer to our amended and restated by-laws as our by-laws.

Our charter and by-laws limit the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

•                  any breach of their duty of loyalty to the corporation or its stockholders;

•                  acts of omissions that are not in good faith or that involve intentional misconduct or a knowing violation of law;

•                  unlawful payments of dividends or unlawful stock repurchases or redemptions; or

•                  any transaction from which the director derived an improper personal benefit.

The limitations do not apply to liabilities arising under the federal securities laws and do not affect the availability of equitable remedies, including injunctive relief or rescission.

Our charter and by-laws provide that we will indemnify our directors and officers, and may indemnify other employees and agents, to the maximum extent permitted by law. We believe that indemnification under our by-laws covers at least negligence and gross negligence on the part of indemnified parties. Our by-laws also permit us to secure insurance on behalf of any officer, director, employee or agent for any liability arising out of actions taken in his or her capacity as an officer, director, employee or agent, regardless of whether the by-laws would permit indemnification.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons under our charter or by-laws or the indemnification agreements we have entered into with our directors and officers, we have been advised that in the opinion of the SEC this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Our charter provides that we must indemnify our directors and officers and that we must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions. In addition, our charter provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent that the Delaware law statute prohibits the elimination or limitation of liability of directors for breaches of fiduciary duty.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duties. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, you may lose some or all of your investment in our common stock if we pay the costs of settlement or damage awards against our directors and officers under these provisions. We believe these provisions, the director and officer insurance we maintain, and the indemnification agreements we have entered into with our directors and officers are necessary to attract and retain talented and experienced directors and officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the Company, and persons who own 10% or more of any class of equity interests in the Company, to report their beneficial ownership of equity interests in the Company to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and shareholders owning more than 10% of any class of equity interests in the Company are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).  The officers and directors of the Company, and Konstantinos Samaras, a person who indirectly owns 10% or more of any class of equity interests in the Company, each filed a late Form 3 in calendar year 2007 and Messrs. Lewis, Loumidis, Maxwell, Weinstein and Sanders each filed a late Form 4 during the same calendar year.

Item 10. Executive Compensation

The following summarizes the compensation earned during fiscal 2006 by our chief executive officer and by our only other executive officer who earned over $100,000 in total compensation during the fiscal year. We use the term “named executive officers” to refer to these people later in this report.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Option Awards($)	All Other Compensation($)	Total ($)

John N. Hatsopoulos (1)	2006	0	0
Chief Executive Officer	2005	0	0		0
	2004	0	0		0

Barry J. Sanders (2)	2006	163,770	0	34,950	198,720
President and Chief	2005	163,770	0	0	163,770
Operating Officer	2004	159,000	0	10,962	169,962

(1)          John N. Hatsopoulos did not receive a salary, bonus or any other compensation in 2006, 2005 or 2004, and will not receive a salary, bonus or any other compensation in 2007, excluding reimbursable expenses.

(2)          Barry J. Sanders was granted an additional 20,000 shares of restricted stock in 2006, none of which are vested.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to equity awards as of December 31, 2006:

Name	No. of Securities Underlying Unexercised Options that are Exercisable	No. of Securities Underlying Unexercised Options that are Unexercisable	Option Exercise Price	Option Expiration Date

John N. Hatsopoulos	0	0	N/A	N/A
Barry J. Sanders	320,000	0	$0.07	12/10/2011
Barry J. Sanders	50,000	37,500	$0.70	3/14/2015

Director Compensation

The following table sets forth information with respect to director compensation with respect to the fiscal year ended December 31, 2006:

Name	Fees Earned or Paid in Cash ($)	Total ($)

George N. Hatsopoulos	$1,000	$1,000
John N. Hatsopoulos	$0	$0
Charles D Maxwell	$1,000	$1,000
Alan D. Weinstein	$1,000	$1,000
Earl R. Lewis	$1,000	$1,000

Employment contracts and termination of employment and change-in-control arrangements

None of our named executive officers has an employment contract or change-in-control arrangement.

Employee Benefit Plans

Stock Incentive Plan

The following table sets forth information with respect to our securities authorized for issuance under our 2001 Stock Incentive Plan, which as amended in May 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, rights and warrants	Weighted average exercise price of outstanding options, rights and warrants	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in second column

Equity Compensation plans approved by security holders
Equity Compensation plans without approval by security holders	2,087,500	$0.21	1,912,500
Total

In December 2001, the company adopted the 2001 Stock Incentive Plan, which was amended in May 2003.  The Stock Incentive Plan authorizes the issuance of incentive stock options, non-qualified stock options, restricted stock and stock awards to the company’s employees, officers, directors, consultants and service providers for the purchase of up to 4,000,000 shares of Common Stock. The Stock Incentive Plan will terminate no later than December 2011. As of December 31, 2006, there were outstanding under the Stock Incentive Plan:

(a)          Incentive and non-qualified options to acquire 1,620,000 shares of Common Stock granted, of which 1,120,000 shares have an exercise price of $0.07 per share, and 500,000 shares have an exercise price of $0.70 per share;

(b)         180,000 shares of restricted Common Stock at a purchase price of $0.0007 per share; and

(c)          287,500 shares of restricted Common Stock at a purchase price of $0.001.

All of the options and restricted shares are subject to vesting requirements and the company has the right to cancel or repurchase at cost all unvested stock options or restricted shares at the time the recipient’s employment or consulting relationship with the company is terminated.

401(k) Plan

Our retirement plan, which we refer to as the 401(k) plan, is qualified under Section 401 of the Internal Revenue Code. Our employees may elect to reduce their current compensation by an amount no greater than the statutorily prescribed annual limit and may have that amount contributed to the 401(k) plan. We may make matching or additional contributions to the 401(k) plan based on participant contributions up to a maximum of 4.5% of each participant’s salary. We have contributed $16,273 to the Plan for the year ended December 31, 2006.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2006 for:

•                  each of our executive officers and directors;

•                  all of our executive officers and directors as a group; and

•                  any other beneficial owner of more than 5% of our outstanding Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 26,017,250 shares outstanding as of December 31, 2006. Except as otherwise indicated in the table below, addresses of named beneficial owners are care of American DG Energy Inc., 45 First Avenue, Waltham, Massachusetts 02451.

	Beneficial Ownership
Name and Address	Outstanding Shares	Right to Acquire Within 60 Days	Shares Beneficially Owned
of Beneficial Owner	Beneficially Owned	After Dec. 31, 2006	Number	Percentage

Holders of 5% or more of our voting securities:

John and Patricia Hatsopoulos 3 Woodcock Lane Lincoln, MA 01773	8,300,000	963,095	9,263,095	34.3%

George N. Hatsopoulos 233 Tower Road Lincoln, MA 01773	6,217,609	498,809	6,716,418	25.3%

IDS Technologies Ltd. (1) 4 Andrea Zakou Street Nicosia, Cyprus	0	4,761,905	4,761,905	15.5%

Joseph J. Ritchie 2100 Enterprise Avenue Geneva, IL 60134	1,998,750	0	1,998,750	7.7%

Joseph Giamanco 4 White Rock Terrace Holmdel, NJ 07733	1,150,000	900,000	2,050,000	7.6%

Daphne Hatsopoulos, as Trustee 994 Trust f/b/o Marina Hatsopoulos Bornhorst 233 Tower Road Lincoln, MA 01773	1,336,195	0	1,336,195	5.1%

Directors and Officers:

John N. Hatsopoulos	8,300,000	963,095	9,263,095	34.3%

George N. Hatsopoulos	6,217,609	498,809	6,716,418	25.3%

Charles T. Maxwell	100,000	319,048	419,048	1.6%

Alan D. Weinstein	0	100,000	100,000	0.4%

Barry J. Sanders	80,000	332,500	412,500	1.6%

Anthony S. Loumidis	60,000	35,000	95,000	0.4%

Earl R. Lewis	0	25,000	25,000	0.1%

All executive officers and directors as a group (7 persons)	14,757,609	2,273,452	17,031,061	60.2%

(1) The beneficial owner of IDS Technologies Ltd. is Konstantinos Samaras, whose address is c/o IDS Technologies Ltd.

Item 12.  Certain Relationships and Related Transactions

In January 2006 the company entered into a Facilities, Support Services and Business Agreement with Tecogen.

The company has purchased the majority of its cogeneration units from Tecogen. For the year ending December 31, 2006, the company purchased energy generation assets in the amount of $1,309,933 from Tecogen. In addition, Tecogen paid certain operating expenses, including maintenance, benefits and insurance, on behalf of the company in the amount of $452,316 and the company has leased office space from Tecogen. These costs were reimbursed to Tecogen by the company. Tecogen has a sublease agreement for the office building, which expires on March 31, 2009. The company’s rent expense was determined on a square foot usage basis. Under this sub-sub lease arrangement, rent expense in 2006 amounted to $8,592. At December 31, 2006, Tecogen owed the company $18,613 which is classified in the “Due from related party” account in the accompanying balance sheet.

On April 1, 2006, the following persons converted demand notes from the company into shares of common stock or convertible debentures of the company — George Hatsopoulos and spouse: $350,000 into 500,000 shares of common stock at a price of $0.70 per share; and John Hatsopoulos and spouse: $350,000 into 500,000 shares of common stock at a price of $0.70 per share, and $550,000 into the company’s 8% convertible debentures for an aggregate principal amount equal to the principal and accrued interest converted. The terms of the foregoing transactions are as fair as would have been obtained with unrelated parties.

In May of 2006, the company loaned the minority interest partner in the NY LLC $125,000. The principal earns interest at 12% per annum and is due May 31, 2007. The note receivable is classified in the Due from related party account in the accompanying balance sheet. As of December 31, 2006 the balance on this note was $120,000.

Item 13.  Exhibits

Exhibit No.		Description

3.1*	—	Certificate of Incorporation

3.2*	—	By-laws

4.1*	—	Form of Warrant

10.1*	—	Audit Committee Charter

10.2*		Compensation Committee Charter

10.3*		2001 Stock Incentive Plan

10.4*+	—	Facilities, Support Services and Business Agreement with Tecogen Inc.

10.5*	—	Operating Agreement of American DG New York LLC

10.6*	—	Form of Energy Purchase Agreement

10.7*	—	Form of 8% Senior Convertible Debenture Due 2011

14.1*	—	Code of Business Conduct and Ethics

16.1*	—	Letter on change in certifying accountant

21.1*	—	List of subsidiaries

31.1#	—	Rule 13a-14(a) Certification of Chief Executive Officer

31.2#	—	Rule 13a-14(a) Certification of Chief Financial Officer

32.1#	—	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*  Incorporated by reference from the registrant’s Form 10-SB, as amended, originally filed with the Securities and Exchange Commission on October 3, 2006.

+  Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and have been filed separately, on a confidential basis, with the Securities and Exchange Commission.

#  Filed herewith.

No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2006.

Item 14.  Principal Accounting Fees and Services

The following table summarizes fees billed to the company by Vitale, Caturano & Co., Ltd for professional services rendered for the period ended December 31, 2006:

	2006	2005
Audit Fees	$—	$—
Audit-related fees	$135,486	$—
Tax fees	$—	$—
Other fees	$10,200	$—
Total	$145,686	$—

Audit Fees. The audit fees consist of aggregate fees billed for professional services rendered by the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees. The audit related fees consist of aggregate fees billed for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”. These services were primarily for the benefit compensation plan audits.

Tax Fees. Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance, and tax audit defense.

All Other Fees. Fees are billed for professional services rendered in connection with the Form 10SB are included in All Other Fees.

Audit Pre-Approval of Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Audit Committee Approval of Fees

Our Audit Committee approved all audit related fees, tax fees and all other fees listed above provided by Vitale, Caturano & Co., Ltd to us during the year ended December 31, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE N. HATSOPOULOS	Chairman of the Board	March 30, 2007
George N. Hatsopoulos

/s/ JOHN N. HATSOPOULOS	Chief Executive Officer	March 30, 2007
John N. Hatsopoulos

/s/ ANTHONY S. LOUMIDIS	Chief Financial Officer (Principal Financial	March 30, 2007
Anthony S. Loumidis	and Accounting Officer)

/s/ BARRY J. SANDERS	President and Chief Operating Officer	March 30, 2007
Barry J. Sanders

/s/ EARL R. LEWIS	Director	March 30, 2007
Earl R. Lewis

/s/ CHARLES T. MAXWELL	Director	March 30, 2007
Charles T. Maxwell

/s/ ALAN D. WEINSTEIN	Director	March 30, 2007
Alan D. Weinstein

AMERICAN DG ENERGY INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
American DG Energy Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of American DG Energy Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of American DG Energy Inc. and subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, effective January 1, 2006.

/s/ VITALE, CATURANO & CO., LTD.

Boston, Massachusetts
March 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American DG Energy

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheet of American DG Energy and Subsidiaries (f/k/a American Distributed Generation, Inc., hereinafter the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American DG Energy and Subsidiaries as of December 31, 2005, and the consolidated results of its operations and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ CARLIN, CHARRON & ROSEN, LLP

Boston, Massachusetts
October 30, 2006

AMERICAN DG ENERGY AND SUBSISIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$3,420,446	$84,492
Accounts receivable, net	284,398	162,012
Due from related party	121,896	26,750
Prepaid and other current assets	84,667	95,235
Total current assets	3,911,407	368,489

Property, plant, and equipment, net	4,430,624	2,392,958

TOTAL ASSETS	$8,342,031	$2,761,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	115,125	67,973
Short- term notes payable- stockholders	—	1,250,000
Accounts payable- affiliate	—	34,782
Accrued expenses and other current liabilities	420,302	208,024
Total current liabilities	535,427	1,560,779

Convertible debentures	6,075,000	—

Redeemable common stock, $0.001 par value; 450,000 shares issued and outstanding at December 31, 2006 and 2005	315,000	315,000

Total liabilities	6,925,427	1,875,779

Minority interest	682,388	515,525

Commitments and contingencies (Note10)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,567,250 and 21,751,250 issued and outstanding at December 31, 2006 and 2005, respectively	25,567	21,751
Additional paid- in- capital	6,659,448	4,233,176
Common stock subscription	6,775	—
Accumulated deficit	(5,957,574)	(3,884,784)
Total Stockholders’ Equity	734,216	370,143

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,342,031	$2,761,447

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY AND SUBSISIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2006	2005

Net Sales	$3,174,326	$2,167,726

Cost of sales
Fuel and maintenance	2,424,020	1,577,645
Depreciation expense	316,515	181,185
	2,740,535	1,758,830
Gross profit	433,791	408,896

Operating expenses
General and administrative	1,646,134	705,412
Selling	331,916	175,829
Engineering	308,921	206,040
	2,286,971	1,087,281
Loss from operations	(1,853,180)	(678,385)

Other income (expense)
Interest income	126,996	14,505
Interest expense	(311,280)	(46,029)
Other	(16,043)	(2,508)
	(200,327)	(34,032)

Net loss before minority interest	(2,053,507)	(712,417)

Minority interest	19,283	99,689
Net loss	$(2,072,790)	$(812,106)

Net loss per share - basic and diluted	$(0.09)	$(0.04)

Weighted average shares outstanding - basic and diluted	23,608,362	22,503,360

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY AND SUBSISIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Common Stock Subscription	Accumulated Deficit	Unearned Compensation	Total

Balance at December 25, 2004	22,260	$2,945,148	$—	$(2,095,178)	$(4,500)	$867,730

Issuance of common stock	1,490	1,433,254	—	—	—	1,434,744
Repurchase and retirement of common stock	(1,999)	(145,226)	—	—	—	(147,225)

Dividend - common stock	—	—	—	(977,500)	—	(977,500)

Net loss	—	—	—	(812,106)	—	(812,106)
Amortization of unearned compensation	—	—	—	—	4,500	4,500
Balance at December 31, 2005	21,751	4,233,176	—	(3,884,784)	—	370,143

Conversion of note payable to common stock	1,000	699,000	—	—	—	700,000
Sale of common stock, net of costs	902	571,265	—	—	—	572,166

Issuance of restricted stock	288	—	(225)	—	—	63

Common stock subscription	—	—	7,000	—	—	7,000
Stock based compensation expense	877	663,257	—	—	—	664,134

Exercise of stock options	50	3,450	—	—	—	3,500

Exercise of warrants	700	489,300	—	—	—	490,000

Net loss	—	—	—	(2,072,790)	—	(2,072,790)
Balance at December 31, 2006	25,567	$6,659,448	$6,775	$(5,957,574)	$—	$734,216

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY AND SUBSISIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,072,790)	$(812,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	316,515	181,185
Minority interest in net income of consolidated subsidiaries	19,283	99,689
Amortization of deferred financing costs	6,028	—
Provision for losses on accounts receivable	57,000	—
Non cash interest expense	121,500	—
Stock-based compensation	664,134	4,500

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(179,386)	121,210
Due from related party	(95,146)	48,250
Prepaid assets	46,928	(95,235)
Increase (decrease) in:
Accounts payable	47,152	(32,894)
Accounts payable- affiliate	(34,782)	(224,956)
Accrued expenses and other current liabilities	190,778	43,925
Net cash used in operating activities	(912,786)	(666,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,354,181)	(1,018,203)
Net cash used in investing activities	(2,354,181)	(1,018,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of restricted stock	63	—
Proceeds from common stock subscription	7,000	—
Proceeds from sale of warrants	490,000	—
Minority contribution (distribution) from consolidated subsidiaries	147,580	(180,333)
Proceeds from sale of common stock, net of costs	572,166	1,564,744
Proceeds from exercise of stock options	3,500	—
Repurchase of outstanding common stock	—	(347,225)
Proceeds from sale of convertible debenture net of issuance cost and conversion of notes payable	5,382,612	—
Net cash provided by financing activities	6,602,921	1,037,186

Net increase (decrease) in cash and cash equivalents	3,335,954	(647,449)
Cash and cash equivalents, beginning of year	84,492	731,941
Cash and cash equivalents, ending of year	$3,420,446	$84,492

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$21,448	$6,189

Non-cash investing and financing activities:
Conversion of note payable and interest to convertible debenture	$650,000	$—
Conversion of note payable to common stock	$700,000	$—

Common stock distributed as dividend	$—	$977,500
Property and equipment acquired through in-kind installation contributed as equity by minority interest holder	$—	$133,750

See accompanying notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation:

American DG Energy Inc. (“American DG Energy”, the “company”, “ADGE” or “we”) distributes and operates on-site cogeneration systems that produce both electricity and heat. Our business is to own the equipment that we install at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis. We call this business the American DG Energy “On-Site Utility”.

The company was incorporated as a Delaware corporation on July 24, 2001 to install, own, operate and maintain complete DG systems and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. American DG Energy has been operating as a subsidiary of American Distributed Generation Inc. since 2003, along with Tecogen. In December 2005, the Board of Directors of American Distributed Generation Inc. decided to distribute to its shareholders all of the outstanding shares of Tecogen in the form of a stock dividend. American DG Energy merged with American Distributed Generation Inc. and the company then changed its name to American DG Energy Inc. As of December 31, 2006, we had installed energy systems, representing approximately 2,535 kW (kilowatt), 28.24 MMBtu’s (million British thermal units) of heat and hot water and 400 tons of cooling. Kilowatt (kW) is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated.

We derive sales from selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are owned by us and are installed in our customers’ buildings. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customer’s local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer’s local energy utility that month. Our revenues commence as new energy systems become operational. As of December 31, 2006, we had 39 energy systems operational.

We have experienced total net losses since inception of approximately $6.0 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2006 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2006 and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures through January 1, 2008. Beyond January 1, 2008 we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

In 2006 we raised approximately $6.5 million through a private placement of our common stock, the exercise of various warrants and the issuance of a convertible debenture. If we are unable to raise additional capital in 2008 we may need to terminate certain of our employees and adjust our current business plan. Financial considerations may cause us to modify planned deployment of new energy systems and we may decide to suspend installations until we are able to secure additional working capital. We will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business, however, we currently have no such discussions.

The company’s operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

Note 2 — Summary of significant accounting policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of American DG Energy, its wholly owned subsidiary American DG Energy, Inc. and its 51% joint venture, American DG New York, LLC (NY, LLC), and Hermany Energy, LLC (Hermany), of which NY, LLC is a 50% member (referred to hereafter as “Investee entities”). All material intercompany accounts and transactions have been eliminated in consolidation.

Investee entities in which American DG Energy, Inc. owns directly or indirectly 50% or more of the membership interests have been consolidated as a result of the company’s control over the investee entities. Minority interests in the net assets and earnings or losses of consolidated Investee entities are reflected in the caption “Minority interest” in the accompanying consolidated financial statements. Minority interest adjusts the consolidated results of operations to reflect only American DG Energy’s share of the earnings or losses of the consolidated Investee entities. Upon dilution of ownership below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

In January 2006, the company entered into an agreement with Hermany Farms to liquidate the entity. The assets and liabilities were distributed in accordance with the terms of the limited liability company agreement. The process to liquidate Hermany was completed on December 29, 2006.

The company evaluates the applicability of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) “Consolidation of Variable Interest Entities” (FIN 46(R)) to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards. The company has contractual interests in Tecogen Inc. and determined that Tecogen was a Variable Interest Entity (VIE), as defined by FIN 46R; however, the company was not considered the primary beneficiary and does not have any exposure to loss as a result of its involvement with Tecogen. Therefore, Tecogen was not consolidated in our Consolidated Financial Statements through December 31, 2006. See Note 8 for further discussion.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue from our energy systems is recognized when energy is used by our customers. We sell energy to our customers at a guaranteed rate that is at or below rates charged by conventional utility suppliers. Our monthly customer invoice is based on a formula that is defined in each customer agreement. Each month our energy systems produce energy in the form of electricity, heat, hot water and cooling. At the end of each month, we read the meters on our equipment that indicate the amount of energy produced and delivered to our customer for the period. Typically, our revenue for the period is calculated by multiplying the meter readings times the current price of energy charged by conventional utility suppliers, and then subtracting the appropriate contracted discount and any other adjustments.

We do not have any material contracts where we have recognized revenue based on the sale or installation of our energy systems. Additionally we do not have any revenue associated with maintenance or servicing the energy systems.

Cash and cash equivalents

The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The company has cash balances in certain financial institutions in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management.  The company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts receivable

The company maintains receivable balances primarily with customers located throughout New York and New Jersey. The company reviews its customer’s credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Generally, such losses have been within management’s expectations.

Accounts receivable are presented net of an allowance for doubtful collections of $57,000 and $0 at December 31, 2006 and 2005 respectively. Included in accounts receivable as of December 31, 2006 are amounts from four major customers accounting for approximately 56% of total accounts receivable. There were sales to three customers accounting for approximately 46% of total sales for the year ended December 31, 2006. There were sales to four customers accounting for approximately 36% of total sales for the year ended December 31, 2005.

Accounts payable

Included in accounts payable as of December 31, 2006 are amounts due to five major vendors accounting for approximately 66% of total accounts payable. Purchases from four vendors accounted for approximately 51% of total cost of goods sold for the year ended December 31, 2006.  Purchases from four vendors accounted for approximately 54% of total cost of goods sold for the year ended December 31, 2005.

Supply Concentrations

Approximately 100% of the company’s cogeneration unit purchases for the year ended December 31, 2006 and 2005 were from one vendor (see Note 8). We believe there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the company’s units are installed and maintained by the minority interest holder or maintained by Tecogen. The company believes there are sufficient alternative vendors available to ensure a constant supply of installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. The company uses 10 years for the majority of the assets such as its energy systems and 3-5 years for computer equipment, software, office furniture etc. Repairs and maintenance are expensed as incurred.

Stock Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share Based Payment, or SFAS 123(R), which is a revision of Statement No. 123 (“SFAS 123”) Accounting for Stock Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends Financial Accounting Standards Board (“FASB”) Statement No. 95 Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Prior to January 1, 2006, we accounted for employee stock-based compensation in accordance with the provisions of APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25, and we complied with the disclosure provisions of SFAS 123, and related SFAS No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We amortize such stock-based compensation, if any, using the straight-line method over the vesting period.

SFAS 123(R) requires nonpublic companies that used the minimum value method in SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123(R) using the prospective-transition method. As such, since we were not a public Company as of the adoption date, we will continue to apply APB 25 in future periods to equity awards outstanding at the date of SFAS 123(R)’s adoption that were measured using the minimum value method. In accordance with the requirements of SFAS 123(R), the Company will not present pro forma disclosures for periods prior to the adoption of SFAS 123(R), as the estimated fair value of the Company’s stock options granted through December 31, 2005 was determined using the minimum value method.

During the year ended December 31, 2006 the company recognized employee non-cash compensation expense of $50,374 related to the issuance of restricted stock. At December 31, 2006 there were 287,500 unvested shares of restricted stock outstanding. The total compensation cost related to unvested restricted stock awards not yet recognized is $150,589. This amount will be recognized over the next five years. No stock options were granted during 2006.

The determination of the fair value of share-based payment awards is affected by our stock price. We do not have a history of market prices of our common stock as we are not yet a publicly traded company. The Company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock.

SFAS 123(R) also requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we applied an estimated forfeiture rate of 0% during 2006 in determining the expense recorded in the accompanying consolidated statement of income. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis and if factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Prior to January 1, 2006, we granted our employees options to purchase common stock at exercise prices equal to the fair market value of the underlying stock at the time of each grant, as determined by our compensation committee and reference to sale of common stock in private placements to unrelated third parties. At the date of each option grant, our board of directors determined that the exercise price for each option was equivalent to the then-existing fair value of our common stock. Our board of directors believes it properly valued our common stock in all periods.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

See Note 6 for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the year ended December 31, 2006 and 2005.

Earnings per Common Share

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. For the year ended December 31, 2006, we excluded 8,285,145 anti-dilutive shares resulting from conversion of debentures and exercise of stock options and warrants, and for the year ended December 31, 2005 we excluded 1,053,000 anti-dilutive stock options and warrants.

Other Comprehensive Net Loss

The comprehensive net loss for the years ended December 31, 2006 and 2005 does not differ from the reported loss.

Impairment of Intangible Assets:

The company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires the recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. At December 31, 2006 the company determined that its long-lived assets are recoverable.

Income Taxes

We account for income taxes in accordance SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured by applying the enacted tax rates and laws to taxable years in which the differences are expected to reverse. We recognize a deferred tax asset for the tax benefit of net operating loss carry forwards when it is more likely than not that the tax benefits will be realized and reduce the deferred tax asset with a valuation reserve when it is more likely than not that some portion of the tax benefits will not be realized.

Fair Value of Financial Instruments

The company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable and convertible debentures. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. The carrying value of the convertible debentures on the balance sheet at December 31, 2006 approximates fair value as the term approximate those currently available for similar instruments.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the company beginning in fiscal year 2007. The company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 (FAS 155), “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of FAS 155 will have a material impact on its results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS 159 which it will be required to adopt.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for our year ended December 31, 2006. The company does not believe that the adoption of the SAB 108 will have a material effect on its financial position, results of operations or cash flows.

Note 3 — Property plant and equipment:

Property and equipment consists of the following as of December 31, 2006 and 2005:

	December 31,
	2006	2005

Computer equipment and software	$12,660	$10,342
Furniture and fixtures	906	906
Machinery and equipment	—	124,804
Co-generation units	4,127,872	2,048,008
	4,141,438	2,184,060
Less — accumulated depreciation	664,765	348,250
	3,476,673	1,835,810
Construction in progress	953,951	557,148
	$4,430,624	$2,392,958

Depreciation of property and equipment totaled $316,515 and $181,185 for the years ended December 31, 2006 and 2005.

Note 4 — Short-term notes payable:

On December 31, 2005 the company had short-term notes payable to stockholders of $1,250,000. The notes were due upon the earlier of either written demand for payment or consummation of any financing by the company. During the year ended December 31, 2006, the company converted $700,000 of the short-term notes to 1,000,000 shares of common stock. In addition, the company converted the remaining $550,000 of short-term notes and $100,000 of accrued interest related to the notes to convertible debentures (see Note 5).

Note 5 — Convertible debentures:

In April and June of 2006, the company issued convertible debentures totaling $6,075,000 to existing investors (the “debentures”). The debentures accrue interest at a rate of 8% per annum and are due 5 years from the issuance date. The debentures are convertible, at the option of the holder, into a number of shares of common stock as determined by dividing the original outstanding amount of the respective debenture by the conversion price in effect at the time. The initial conversion price of the debenture is $0.84 and is subject to adjustment in accordance with the agreement. As of December 31, 2006, there were 7,232,145 shares of common stock issuable upon conversion of our outstanding convertible debentures.

Note 6 — Stockholders’ equity:

Common Stock

In 2005 the company raised funds through a private placement of common stock and warrants to a limited number of accredited investors. In connection with the private placement we sold an aggregate of 1,490,000 shares of common stock at a purchase price of $0.70 per share, resulting in net cash proceeds of $1,434,744. In 2006 the company raised additional funds through a private placement of common stock to a limited number of accredited investors. In connection with the private placement we sold an aggregate of 901,700 shares of common stock at a purchase price of $0.70 per share, resulting in net cash proceeds or $572,166. The holders of common stock have the right to vote their interest on a per share basis. As of December 31, 2006, there were 25,567,250 shares of common stock outstanding.

The company has also issued redeemable common stock. The holders of the shares of the redeemable common stock may elect to require the company to redeem their shares, if certain obligations are not met in accordance with the terms of the redemption agreement. Due to the redemption features, the common stock is classified separately in the accompanying balance sheet of December 31, 2006 and 2005. At December 31, 2006 the company had outstanding 450,000 shares of common stock subject to redemption at $0.70 per share with various expiration dates.

On February 1, 2005, the company entered into an agreement with Craig Drill Capital, L.P. (“CDC”), a New York based fund-management company, to purchase from CDC shares of the capital stock of the company and pay down certain outstanding promissory notes of the company held by CDC. Under the terms of the agreement the company, in 2005, purchased 1,998,750 shares of the company’s common stock, at the original purchase price, without any appreciation rights for the amount of $147,225.

Warrants

From December 1, 2003 to December 31, 2005, the company raised funds through a private placement of shares of common stock to a limited number of accredited investors. In connection with the private placement, the company issued warrants to purchase an aggregate of 3,895,000 shares of common stock at a price of $0.70. The company issued 1,030,000, 775,000 and 2,090,000 warrants in 2003, 2004 and 2005 respectively. Each warrant represents the right to purchase one share of common stock for a period of three or five years from the date the warrant was issued. During the year ended December 31, 2006, investors exercised 700,000 warrants with expiration dates in 2006, for gross proceeds to the company of $490,000. As of December 31, 2006 there were 2,765,000 fully vested exercisable warrants outstanding at $0.70 per share, which expire between 2007 and 2010.

Stock Awards

During the year ended December 31, 2006, the company issued 876,800 shares of common stock to Tecogen employees and consultants (Note 8). The shares of common stock were fully vested and did not contain any restrictive provisions. The company accounts for stock based awards issued to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. The common stock was issued at $0.001 per share when the fair value was estimated to be $0.70 per share. The company recorded an expense of $612,883 in 2006, related to such awards.

Stock Based Compensation

In 2003, the company adopted the American Distributed Generation, Inc. stock incentive plan under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors, and consultants of the company.

The maximum number of shares of stock allowable for issuance under the Plan is 4,000,000 shares of common stock, including 467,500 restricted shares as of December 31, 2006. These options, are exercisable within a five-year or ten-year period from the date of grant and vest based upon the terms within the individual option grants, usually over a two- or four-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Plan was 1,697,500 at December 31, 2006.

We account for stock awards issued to employees in accordance with FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)) and have adopted the prospective application transition method. During the year ended December 31, 2006 the company recognized employee non-cash compensation expense of $50,374 related to the issuance of restricted stock. At December 31, 2006 there were 287,500 unvested shares of restricted stock outstanding. The total compensation cost related to unvested restricted stock awards not yet recognized is $150,589. This amount will be recognized over the next five years. No stock options were granted during 2006.

Stock option activity for the year ended December 31, 2006 and 2005 was as follows:

		Exercise	Weighted	Weighted
	Number	Price	Average	Average	Aggregate
	Of	Per	Exercise	Remaining	Intrinsic
Common Stock Options	Options	Share	Price	Life	Value

Outstanding, December 25, 2004	2,885,000	$0.07-$0.70	$0.12	4.27 years	$1,672,650
Granted	305,000	$0.70	$0.70
Canceled or Expired	(35,000)	$0.70	$0.70
Outstanding, December 31, 2005	3,155,000	$0.07-$0.70	$0.17	3.84 years	$1,672,650
Vested & Exercisable, December 31, 2005	2,653,750

Outstanding, December 31, 2005	3,155,000	$0.07-$0.70	$0.17	3.84 years
Exercised	(50,000)	$0.07	$0.07
Canceled or Expired	(1,485,000)	$0.07	$0.07
Outstanding, December 31, 2006	1,620,000	$0.07-$0.70	$0.26	6.29 years	$705,600
Vested & Exercisable, December 31, 2006	1,293,750

The aggregate intrinsic value of options outstanding as of December 31, 2006 is calculated as the difference between the exercise price of the underlying options and the price of the Company’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

In 2006, the company made restricted stock grants to 9 employees by permitting them to purchase an aggregate of 287,500 shares of common stock at a price of $0.001 per share. Out of those shares, 257,500 have a vesting schedule of 25% 180 days after the company’s Initial Public Offering and then 25% on each subsequent anniversary thereafter, and 30,000 shares have a vesting schedule of 100% one year after the Initial Public Offering.

Restricted stock activity for the year ended December 31, 2006 and 2005 was as follows:

	Number of	Grant
	Restricted	Date
Restricted Stock	Stock	Fair Value

Unvested, December 31, 2005	—	$—
Granted	287,500	$0.70
Vested	—	$—
Forfeited	—	$—
Unvested, December 31, 2006	287,500	$0.70

Note 7 — Employee benefit plan:

The company has a defined contribution retirement plan (the “Plan”) which qualifies under Section 401(k) of the Internal Revenue Code (“IRC”). Under the Plan, employees meeting certain requirements may elect to contribute a percentage of their salary up to the maximum allowed by the IRC. The company matches a variable amount based on participant contributions up to a maximum of 4.5% of each participant’s salary. The company contributed $16,273 and $10,606 to the Plan for the years ended December 31, 2006 and 2005, respectively.

Note 8 — Related party:

The company purchases all of its cogeneration units from Tecogen, an affiliate company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the company and the company leases office space from Tecogen. These costs were reimbursed by the company. Tecogen has a sublease agreement for the office building, which expires on March 31, 2009.

In January 2006, the company entered into a Facilities, Support Services and Business Agreement with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement (Note 10).

The company has sales representation rights to Tecogen’s products and services. In New England, the company has exclusive sales representation rights to Tecogen’s cogeneration products. The company has granted Tecogen sales representation rights to its on-site utility energy service in California.

During the year ended December 31, 2006, the company issued 876,800 shares of common stock to Tecogen Inc. employees. The shares of common stock were fully vested and did not contain any restrictive provisions. The common stock was issued at a fair value of $0.70 per share (Note 6).

In May of 2006, the company loaned the minority interest partner in the NY LLC $125,000. The principal earns interest at 12% per annum and is due May 31, 2007. The note receivable is classified in the Due from related party account in the accompanying balance sheet. As of December 31, 2006 the balance on this note was $120,000.

Note 9 — Income taxes:

A reconciliation of federal statutory income tax provision to the company’s actual provision for the years ended December 31, 2006 and 2005 respectively are as follows:

	2006	2005
Benefit at federal statutory tax rate	$(705,000)	$(276,000)
Unbenefited operating losses	705,000	276,000
Tax Expense	$—	$—

The components of net deferred tax assets recognized in the accompanying balance sheets at December 31, 2006 and 2005 respectively are as follows:

	2006	2005
Net Operating Loss Carryforwards	$1,734,000	$1,342,000
Accrued Expenses and other	41,000	39,000
Depreciation	(45,000)	(64,000)
	1,730,000	1,317,000
Valuation allowance	(1,730,000)	(1,317,000)
Net deferred tax asset	$—	$—

As of December 2006, the Company has federal and state loss carryforwards of approximately 4,797,000 and $2,907,000, respectively, which may be used to offset future federal and state taxable income, expiring at various dates through 2026.  Of this amount, approximately $139,000 of federal and state net operating loss carryforwards relate to stock option deductions and the related tax benefit will be recognized in equity when realized.

Management has determined that it is more likely than not that the company will not recognize the benefits of the federal and state deferred tax assets and as a result has recorded a valuation allowance against the entire net deferred tax asset. If the company should generate sustained future taxable income, against which these tax attributes may be recognized, some portion or all of the valuation allowance would be reversed.

Note 10 — Commitments and contingencies:

In January 2006, the company entered into a Facilities, Support Services and Business Agreement with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the business agreement, Tecogen provides the company with office space and utilities at a flat rate of $716 per month. The company also shares personnel support services with Tecogen. The company is allocated its share of the cost of the personnel support services based upon the amount of time spent by such support personnel while working on the company’s behalf. To the extent Tecogen is able to do so under its current plans and policies, Tecogen includes the company and its employees in various of its insurance and benefit programs. The costs of these programs are charged to the company on an actual cost basis. Under this agreement, the company receives pricing based on a volume discount if it purchases cogeneration and chiller products from Tecogen. For certain sites, the company hires Tecogen to service its Tecogen chiller and cogeneration products.

Note 11 — Subsequent events:

In February 2007, the company raised funds through a private placement of 4,292,150 shares of common stock and warrants to a limited number of accredited investors at a price of $0.70 per share.