Form 10QSB
period 2007-03-31
AMERICAN DG ENERGY INC
filed 2007-05-14
CIK 1378706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2007

Or

☐	(TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                               to

Commission File No.: 0-52294

AMERICAN DG ENERGY INC.

(Exact name of small business issuer as specified in its charter)

Delaware	04-3569304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

American DG Energy Inc.

45 First Avenue

Waltham, MA 02451

(Address of principal executive offices)

Issuer’s telephone number, including area code: (781) 622-1120

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Number of shares of the issuer’s Common Stock outstanding at March 31, 2007: 31,046,400

Transitional Small Business Issuer Disclosure Format (check one):    Yes ☐ No ☒

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDING MARCH 31, 2007

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY AND SUBSISIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,606,071	$3,420,446
Accounts receivable, net	326,009	284,398
Due from related party	83,211	121,896
Prepaid and other current assets	174,853	84,667
Total current assets	6,190,144	3,911,407

Property, plant, and equipment, net	4,768,074	4,430,624
Other Assets - Due from related party	95,000	—
TOTAL ASSETS	$11,053,218	$8,342,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	356,484	115,125
Accrued expenses and other current liabilities	345,868	420,302
Total current liabilities	702,352	535,427

Convertible debentures	6,075,000	6,075,000
Redeemable common stock, $0.001 par value; 450,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	315,000	315,000
Total liabilities	7,092,352	6,925,427

Minority interest	643,873	682,388
Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 30,596,400 and 25,567,250 issued and outstanding at March 31, 2007 and December 31, 2006	30,596	25,567
Additional paid- in- capital	9,620,436	6,659,448
Common stock subscription	(737)	6,775
Accumulated deficit	(6,333,302)	(5,957,574)
Total Stockholders’ Equity	3,316,993	734,216
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,053,218	$8,342,031

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSISIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31, 2007 and March 31, 2006

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)

Net Sales	$1,230,043	$760,999

Cost of sales
Fuel and maintenance	945,561	559,276
Depreciation expense	92,643	50,211
	1,038,204	609,487
Gross profit	191,839	151,512

Operating expenses
General and administrative	283,684	251,349
Selling	115,454	57,620
Engineering	64,211	75,428
	463,349	384,397
Loss from operations	(271,510)	(232,885)

Other income (expense)
Interest income	63,909	770
Interest expense	(121,500)	(21,139)
	(57,591)	(20,369)

Net loss before minority interest	(329,101)	(253,254)

Minority interest	46,627	39,421
Net loss	$(375,728)	$(292,675)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	28,188,428	22,201,250

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSISIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31, 2007 and March 31, 2006

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(375,728)	$(292,675)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	96,917	50,211
Minority interest in net income of consolidated subsidiaries	46,627	39,421
Non cash interest expense	121,500	21,139
Stock-based compensation	46,273	—

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(41,611)	(38,999)
Due from related party	(56,315)	26,750
Prepaid assets	(92,318)	80,245
Increase (decrease) in:
Accounts payable	241,359	64,225
Accounts payable- affiliate	—	200,979
Accrued expenses and other current liabilities	(195,934)	(57,641)
Net cash (used in) provided by operating activities	(209,230)	93,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(432,235)	(390,261)
Net cash used in investing activities	(432,235)	(390,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of restricted stock	15	—
Proceeds from exercise of warrants	70,000	—
Minority distribution from consolidated subsidiaries	(85,142)	(18,659)
Proceeds from sale of common stock and warrants, net of costs	2,842,217	—
Proceeds from sale of convertible debenture net of issuance cost and conversion of notes payable	—	500,000
Net cash provided by financing activities	2,827,090	481,341

Net increase in cash and cash equivalents	2,185,625	184,735
Cash and cash equivalents, beginning of period	3,420,446	84,492
Cash and cash equivalents, ending of period	$5,606,071	$269,227

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$121,500	$—
Income taxes	$7,000	$—

See Notes to Condensed Consolidated Financial Statements

Notes to Interim Financial Statements (Unaudited) for the period ending March 31, 2007

Note 1 — Basis of Presentation:

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by the company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission (SEC). The operating results for the three month period ended March 31, 2007 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2007.

The accompanying consolidated financial statements include the accounts of American DG Energy, its wholly owned subsidiary American DG Energy, Inc. and its 51% joint venture, American DG New York, LLC (NY, LLC), and Hermany Energy, LLC (Hermany), of which NY, LLC is a 50% member (referred to hereafter as “Investee entities”), after elimination of all material intercompany accounts, transactions and profits.  Investee entities in which American DG Energy, Inc. owns directly or indirectly 50% or more of the membership interests have been consolidated as a result of the company’s control over the investee entities. All significant intercompany accounts and transactions are eliminated. Minority interests in the net assets and earnings or losses of consolidated Investee entities are reflected in the caption “Minority interest” in the accompanying consolidated financial statements. Minority interest adjusts the consolidated results of operations to reflect only American DG Energy’s share of the earnings or losses of the consolidated Investee entities. Upon dilution of ownership below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods. In January 2006, the company entered into an agreement with Hermany Farms to liquidate the entity. The assets and liabilities were distributed in accordance with the terms of the limited liability company agreement. The process to liquidate Hermany was completed on December 29, 2006.

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

Note 2 – Earnings per Common Share

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. For the three months ended March 31, 2007, we excluded 8,240,145 anti-dilutive shares resulting from conversion of debentures and exercise of stock options and warrants, and for the three months ended March 31, 2006 we excluded 1,053,000 anti-dilutive stock options and warrants. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2007 and March 31, 2006.

	Three Months Ended
Earnings Per Share	March 31, 2007	March 31, 2006

(Loss) Income available to stockholders	$(375,728)	$(292,675)

Basic Weighted Average Shares	28,188,428	22,201,250
Diluted Weighted Average Shares	28,188,428	22,201,250

Basic Earnings (Loss) per Share	$(0.01)	$(0.01)
Diluted Earnings (Loss) per Share	$(0.01)	$(0.01)

Note 3 — Stock-Based Compensation

We account for stock options issued to employees in accordance with FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)) and have adopted the prospective application transition method. The compensation cost of all new awards is measured based upon the fair value of the instrument issued using a Black-Scholes option-pricing model. No stock options were granted during the three months ended March 31, 2007 and 2006 respectively.

Stock-based compensation expense under SFAS No. 123(R) was $46,273 for the three months ended March 31, 2007. The incremental impact of SFAS No. 123(R) during the three months ended March 31, 2007 represents stock-based compensation expense related to restricted stock. As of March 31, 2007, there were 1,009,500 unvested shares of restricted stock outstanding. The total compensation cost related to unvested restricted stock awards not yet recognized is $569,850. This amount will be recognized over the next five years.

Restricted stock activity for the three months ended March 31, 2007 was as follows:

	Number of	Grant
	Restricted	Date
Restricted Stock	Stock	Fair Value

Unvested, December 31, 2006	287,500	$0.70
Granted	737,000	$0.70
Vested	—	$—
Forfeited	(15,000)	$0.70
Unvested, March 31, 2007	1,009,500	$0.70

Note 4 — Related party:

In January 2007, the company entered into a Facilities, Support Services and Business Agreement with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement.

In May of 2006, the company loaned the minority interest partner in the NY LLC $125,000. The principal earns interest at 12% per annum and is due on May 31, 2007. The note receivable is classified in the Due from related party account in the accompanying balance sheet. As of March 31, 2007 the balance on this note was $70,000.

In January of 2007, the company loaned the minority interest partner in the NY LLC an additional $95,000. The principal earns interest at 12% per annum and $20,000 of that amount is due on February 15, 2009 and the balance of $75,000 is due on April 1, 2009. The note receivable is classified in the Due from related party account in the accompanying balance sheet.

Note 5 – Subsequent Event:

After the end of the quarter ending March 31, 2007, the company raised funds through a private placement of 1,500,000 shares of common stock to an accredited investor at a price of $0.70 per share. During the same period the company raised funds through the exercise of 100,000 warrants to accredited investors at an exercise price of $0.70 per share.

Note 6 — Recent Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the company beginning in fiscal year 2007. The company adopted this pronouncement and did not have a significant impact on its consolidated financial statements.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the actual results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this report on Form 10-QSB.

The company distributes and operates on-site cogeneration systems that produce both electricity and heat. The company’s business is to own the equipment that it installs at customers’ facilities and to sell the energy produced by these systems to its customers on a long-term contractual basis. We call this business the American DG Energy “On-Site Utility”.

First Quarter 2007 Compared with First Quarter 2006

Revenues

Revenues in the first quarter of 2007 were $1,230,043, an increase of $469,044 (62%) from the first quarter of 2006. Revenues increased as a result of new energy sales from our increased customer base and from turnkey installations where we supply and install complete energy systems. During the quarter we continued to add customers in the Northeast by entering into energy supply agreements and increased our energy site production to 3,300,104 kWh and 284,855 Therms in the first quarter of 2007 compared to 2,761,517 kWh and 240,679 Therms in the first quarter of 2006. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer’s local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational. During the quarter we started on a $1.6 million energy system installation project and earned $300,000 in revenue based on percentage of completion. Unlike our traditional energy sales model, in a turnkey installation project our revenue is earned as we perform the installation and sell operation services to our customer on a percentage of completion basis.

Effective March 7, 2007, new air quality and permitting requirements began in New Jersey that require equipment adjustments on our already existing 18 cogeneration systems operating in New Jersey and adding emission control equipment on any new energy systems we install in that State. In order to properly interpret and comply with the new emission requirements we retained an independent environmental engineering consultant to verify our new approach. While the adjustments are being implemented, some our energy systems are not operational. These new air quality and permitting requirements may adversely affect our revenue and profitability for all of our sites in New Jersey.

One of our customers with a 375 kW energy system in New Jersey had been delinquent in payment. The company shut down the system in February 23, 2007, as we began negotiations with the customer to collect payment. Subsequent to the quarter ending March 31, 2007, the company collected the delinquent amount in full.

Cost of Sales

The cost of sales, including depreciation, in the first quarter of 2007 was $1,038,204, an increase of $428,717 (70%) from the first quarter of 2006. Included in the cost of sales was depreciation expense, which was $92,643 in the first quarter of 2007, compared with $50,211 in the first quarter of 2006 due to additional sites coming on line. Our cost of sales consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. The cost of natural gas is the largest component of our cost of sales and changes in natural gas prices can affect our margins. Our cost of natural gas as a percent of energy sales decreased by 5.3% for the first quarter of 2007 compared to the first quarter of 2006. This improvement is due to our effort to operate our energy systems more efficiently by selling a greater percentage of the heat produced. We also benefited from a slight reduction in the cost of natural gas. However, overall during the period, we experienced a 4.3 % lower gross margin, compared to a year ago, due to the new turnkey installation project which contributed 10% to our gross profit. Compared to a year ago the margins of our energy business improved by 5.6%.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, audit services, general insurance and other administrative expenses. In the first quarter of 2007, our general and administrative expenses were $283,684 compared to $251,349 in the first quarter of 2006. The increase in the general and administrative expenses of $32,335 was primarily due to the non-cash compensation expense in accordance with FASB Statement 123R related to the issuance of restricted stock to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. We sell energy using both direct sales and commissioned agents. Our marketing effort consisted of trade shows, print literature, media relations and event driven direct mail. At the end of the first quarter of 2007, our selling expenses were $115,454 compared to $57,620 in the first quarter of 2006. The increase in the selling expenses was primarily due to the non-cash compensation expense in accordance with FASB Statement 123R related to the issuance of restricted stock to our employees, and to a lesser extent to a non-cash reserve for bad debt expense of $40,000 related to a customer in New Jersey. During the fourth quarter of 2006, we reserved an amount of $57,000 for bad-debt related to the same customer. Subsequent to the quarter ending March 31, 2007, the company collected the delinquent amount in full.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. At the end of the first quarter of 2007 our engineering expenses were $64,211 compared to $75,428 in the first quarter of 2006. The decrease was a result of the compensation applicable to one less person in the department. This position will be re-staffed in the second quarter of 2007.

Operating Income

Operating income in the first quarter of 2007 was a loss of $271,510 as compared with a loss of $232,885 in the first quarter of 2006. The increase in our operating loss of $38,625 was primarily due to the lost revenue from our sites that were not operational due to the New Jersey environmental issue, the non-cash compensation expense in accordance with FASB Statement 123R related to the issuance of restricted stock to our employees, the lost revenue from our site that was not operational due to delinquent payment and the non-cash reserve for bad debt from the same customer. Subsequent to the quarter ending March 31, 2007, the company collected the delinquent amount in full.

Other Income (Expense), Net

The company reported other expense, net, of $57,591 in the first quarter of 2007 and other expense, net, of $20,369 in the first quarter of 2006. Other income (expense), net, includes interest income, interest expense, and other items. Interest income was $63,909 in the first quarter of 2007 compared to $770 in the first quarter 2006. The increase was primarily due to additional funds raised and invested. Interest expense increased to $121,500 in the first quarter of 2007 from $21,139 in the first quarter of 2006 due to additional interest related to the convertible debenture issued in 2006.

Provision for Income Taxes

The company did not have a tax provision or benefit in the first quarter of 2007 and 2006, respectively, since both periods had losses.

Minority Interest

In 2002, the company and AES-NJ Cogen Inc. of New Jersey created a limited liability company named American DG New York LLC (“ADGNY”) to develop projects in the New York and New Jersey area. The company owns 51% of ADGNY.  Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner’s investment in each individual project. The company’s investments in ADGNY projects have ranged from 51% to 80%. The minority interest expense represents our partner’s share of profits in the entity. On our balance sheet, minority interest represents our partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The company reported minority interest of $46,627 in the first quarter of 2007 and $39,421 in the first quarter of 2006. The increase in minority interest share of their earnings is due to the overall increase in sales.

Liquidity and Capital Resources

Consolidated working capital in the first quarter of 2007 was $5,487,792, compared with $3,375,980 at December 31, 2006. Included in working capital were cash and cash equivalents of $5,606,071 in the first quarter of 2007, compared with $3,420,446 at December 31, 2006. The increase in working capital was a result of additional funds raised through a private placement of our common stock and the exercise of various warrants. Cash used by operating activities was $209,230 in the first quarter of 2007 compared with cash provided by operating activities of $93,655 in the first quarter of 2006.

The company’s receivables balance increased to $326,009 in the first quarter of 2007 from $284,398 at December 31, 2006, resulting in $41,611 decrease of cash to the company. The change in accounts receivable was affected by the overall increase in our sales volume for the quarter. The company’s due from related parties increased to $178,211 in the first quarter of 2007 from $121,896 at December 31, 2006, using $56,315of cash. The increase is primarily due to a new note issued in January 2007 for $95,000 to our minority interest partner at AES-NJ related to construction of a new project.

Our prepaid and other current assets increased to $174,853 in the first quarter of 2007 from $84,667 at December 31, 2006 using $92,318 of cash related to payment of insurance premium. Our accrued expenses and other current liabilities decreased to $345,868 in the first quarter of 2007 from $420,302 at December 31, 2006 using $195,934 of cash primarily for interest payments on our convertible debenture and to a lesser extent on audit expenses accrued at year-end and paid in the first quarter of 2007. During the period we accrued an additional $121,500 of expense related to future interest payments.

Offsetting those items was an increase in accounts payable of $241,359 due to invoices received late in the quarter related with various installation projects with AES-NJ.

During the first quarter of 2007, the primary investing activities of the company’s operations were expenditures of $432,235 for purchases of property, plant and equipment primarily for the company’s energy system installations.

The company’s financing activities provided $2,827,090 of cash in the first quarter of 2007 primarily from the sale of common stock and warrants.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. However, as we continue to grow our business by adding more energy systems, our cash requirements will increase. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures through the end of the year. Beyond January 1, 2008 we may need to raise additional capital through a debt financing or an equity offering to meet our operating and capital needs.

Item 3:   Quantitative and Qualitative Disclosures about Market Risk

The company’s exposure to market risk from changes in interest rates and equity prices has not changed materially from its exposure at December 31, 2006.

Item 4:   Controls and Procedures

Evaluation of disclosure controls and procedures:

The chief executive officer and the chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this report (the “Evaluation Date”) has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in internal controls:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In February 2007, the company raised funds through a private placement of 4,292,150 shares of common stock and warrants to a limited number of accredited investors at a price of $0.70 per share and in April 2007, the company raised funds through a private placement of 1,500,000 shares of common stock to an accredited investor at a price of $0.70 per share. During the same period the company raised funds through the exercise of 100,000 warrants to accredited investors at an exercise price of $0.70 per share. Such transactions were exempt from registration under the Securities Act under Section 4(2) and/or Regulation D thereunder.

Item 5:   Other Information

On April 10, 2007, we filed a Form SB-2 registration statement with the SEC to register a total of 39,811,045 shares of Common Stock under the Securities Act of 1933. Included in the aggregate number were shares of Common Stock currently outstanding, shares issuable upon conversion of convertible debentures and shares issuable upon the exercise of warrants. As of the date of this report, the Form SB-2 registration statement is not effective.

Item 6:   Exhibits

See Exhibit Index on page 15.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2007.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith.