Form 10QSB
period 2007-06-30
AMERICAN DG ENERGY INC
filed 2007-08-14
CIK 1378706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2007

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________________ to________________

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

Number of shares of the issuer’s Common Stock outstanding at June 30, 2007: 32,746,400

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDING JUNE 30, 2007

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY AND SUBSISIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,068,368	$3,420,446
Accounts receivable	422,354	284,398
Due from related party, current	-	121,896
Prepaid and other current assets	179,227	84,667
Total current assets	6,669,949	3,911,407

Property, plant, and equipment, net	4,938,352	4,430,624

Accounts receivable, long- term	107,293	-
Due from related party, long-term	150,000	-
TOTAL ASSETS	11,865,594	8,342,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	127,874	115,125
Accrued expenses and other current liabilities	352,978	420,302
Accounts payable-affiliate	5,259	-
Total current liabilities	486,111	535,427

Convertible debentures	6,075,000	6,075,000
Redeemable common stock, $0.001 par value; 450,000 shares
issued and outstanding at June 30, 2007 and December 31, 2006	315,000	315,000
Total liabilities	6,876,111	6,925,427

Minority interest	598,128	682,388
Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares
authorized; 32,296,400 and 25,567,250 issued and
outstanding at June 30, 2007 and December 31, 2006	32,296	25,567
Additional paid- in- capital	10,827,503	6,659,448
Common stock subscription	-	6,775
Accumulated deficit	(6,468,444)	(5,957,574)
Total Stockholders' Equity	4,391,355	734,216
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,865,594	$8,342,031

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSISIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended June 30, 2007 and June 30, 2006

	Three Months Ended
	June 30,	June 30,
	2007	2006
	(unaudited)	(unaudited)

Net Sales	$1,768,292	$778,499

Cost of sales
Fuel and maintenance	1,253,809	554,454
Depreciation expense	97,207	84,917
	1,351,016	639,371
Gross profit	417,276	139,128

Operating expenses
General and administrative	332,589	173,732
Selling	44,160	63,327
Engineering	76,272	83,905
	453,021	320,964
Loss from operations	(35,745)	(181,836)

Other income (expense)
Interest & other income	80,692	27,734
Interest expense	(121,500)	(47,141)
	(40,808)	(19,407)

Net loss before minority interest	(76,553)	(201,243)

Minority interest	58,589	22,844
Net loss	$(135,142)	$(224,087)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding -
basic and diluted	32,553,543	23,272,801

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSISIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Six Months Ended June 30, 2007 and June 30, 2006

	Six Months Ended
	June 30,	June 30,
	2007	2006
	(unaudited)	(unaudited)

Net Sales	$2,998,335	$1,539,498

Cost of sales
Fuel and maintenance	2,199,370	1,114,114
Depreciation expense	189,850	135,128
	2,389,220	1,249,242
Gross profit	609,115	290,256

Operating expenses
General and administrative	616,273	425,082
Selling	159,614	120,837
Engineering	140,483	159,333
	916,370	705,252
Loss from operations	(307,255)	(414,996)

Other income (expense)
Interest & other income	144,601	28,504
Interest expense	(243,000)	(68,280)
	(98,399)	(39,776)

Net loss before minority interest	(405,654)	(454,772)

Minority interest	105,216	62,265
Net loss	$(510,870)	$(517,037)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding -
basic and diluted	30,383,044	22,739,985

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSISIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Six Months Ended June 30, 2007 and June 30, 2006

	Six Months Ended
	June 30,	June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(510,870)	$(517,037)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	66,666	135,128
Gain on sale of capital assets	108,219	-
Minority interest in net income of consolidated subsidiaries	105,216	62,265
Provision for losses on accounts receivable	30,000	-
Non cash interest expense	121,500	-
Stock-based compensation	128,039	5,480

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(275,249)	(115,186)
Due from related party	121,896	(98,250)
Prepaid assets	(98,823)	41,950
Increase (decrease) in:
Accounts payable	12,749	(28,321)
Accounts payable- affiliate	5,259	128,020
Accrued expenses and other current liabilities	(188,824)	(4,822)
Net cash (used in) provided by operating activities	(374,222)	(390,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short- term investments	-	(3,718,710)
Purchases of property and equipment	(1,020,643)	(873,094)
Proceeds from sale of property and equipment	342,293	-
Net cash used in investing activities	(678,350)	(4,591,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of restricted stock	752	181
Proceeds from exercise of warrants	140,000	-
Minority distribution from consolidated subsidiaries	(189,476)	(35,105)
Due from related party long- term	(150,000)	-
Proceeds from sale of common stock and warrants, net of costs	3,892,218	-
Proceeds from exercise of stock options	7,000	-
Proceeds from sale of convertible debenture net of
issuance cost and conversion of notes payable	-	5,425,000
Net cash provided by financing activities	3,700,494	5,390,076

Net increase in cash and cash equivalents	2,647,922	407,499
Cash and cash equivalents, beginning of period	3,420,446	84,492
Cash and cash equivalents, ending of period	$6,068,368	$491,991

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$121,500	$-
Income taxes	$-	$21,448

See Notes to Condensed Consolidated Financial Statements

Notes to Interim Financial Statements (Unaudited) for the period ending June 30, 2007

Note 1 – Basis of Presentation:

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by the company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission (SEC). The operating results for the three and six month period ended June 30, 2007 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2007.

The accompanying consolidated financial statements include the accounts of American DG Energy, its wholly owned subsidiary American DG Energy, Inc. and its 51% joint venture, American DG New York, LLC (NY, LLC), and Hermany Energy, LLC (Hermany), of which NY, LLC is a 50% member (referred to hereafter as "Investee entities"), after elimination of all material intercompany accounts, transactions and profits. Investee entities in which American DG Energy, Inc. owns directly or indirectly 50% or more of the membership interests have been consolidated as a result of the company's control over the investee entities. All significant intercompany accounts and transactions are eliminated. Minority interests in the net assets and earnings or losses of consolidated Investee entities are reflected in the caption "Minority interest" in the accompanying consolidated financial statements. Minority interest adjusts the consolidated results of operations to reflect only American DG Energy's share of the earnings or losses of the consolidated Investee entities. Upon dilution of ownership below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods. In January 2006, the company entered into an agreement with Hermany Farms to liquidate the entity. The assets and liabilities were distributed in accordance with the terms of the limited liability company agreement. The process to liquidate Hermany was completed on December 29, 2006.

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

Note 2 – Earnings per Common Share

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. For the three and six months ended June 30, 2007, we excluded 8,150,145 anti-dilutive shares resulting from conversion of debentures and exercise of stock options and warrants, and for the three and six months ended June 30, 2006 we excluded 8,285,145 anti-dilutive stock options and warrants. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2007 and June 30, 2006.

	Three Months		Six Months
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Earnings Per Share
Income (Loss) available to stockholders	$(135,142)	$(224,087)	$(510,870)	$(517,037)

Weighted average shares outstanding - Basic and Diluted	32,553,543	23,272,801	30,383,044	22,739,985
Basic and Diluted Earnings (Loss) per Share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Note 3 – Stock-Based Compensation

Stock-based compensation expense under SFAS No. 123(R) was $128,039 for the six months ended June 30, 2007 and $5,480 for the six months ending June 30, 2006. The incremental impact of SFAS No. 123(R) during the six months ended June 30, 2007 represents stock-based compensation expense related to restricted stock. As of June 30, 2007, there were 948,875 unvested shares of restricted stock outstanding. The total compensation cost related to unvested restricted stock awards not yet recognized is $527,227. This amount will be recognized over the next five years.

Restricted stock activity for the six months ended June 30, 2007 was as follows:

Restricted Stock	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 31, 2006	287,500	$0.70
Granted	737,000	0.70
Vested	(64,375)	0.70
Forfeited	(15,000)	0.70
Unvested, June 30, 2007	945,125	$0.70

Note 4 – Sale of Common Stock

During the six months ended June 30, 2007, the company issued 5,692,150 shares to a limited number of accredited investors through a private placement of common stock at a price per share of $0.70 resulting in proceeds net of costs to the company of $3,892,218.

Note 5 – Warrants

During the six months ended June 30, 2007, the company issued 200,000 shares of common stock through the exercise of warrants at a price per share of $0.70 resulting in proceeds to the company of $140,000. At the end of the period ended June 30, 2007, the Company had 2,190,000 warrants outstanding at an average exercise price of $0.70 per share.

Note 6 – Related party

In January 2007, the company entered into a Facilities, Support Services and Business Agreement with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement.

In January of 2007, the company loaned the minority interest partner in the NY LLC $95,000. The principal earns interest at 12% per annum and $20,000 of that amount is due on February 15, 2009 and the balance of $75,000 is due on April 1, 2009. On May 16, 2007 the company loaned an additional $55,000 to the minority interest partner in the NY LLC earning interest at 12% per cent per annum, which is due May 1, 2009. The note receivable is classified in the Due from related party, long- term account in the accompanying balance sheet.

Note 7 – Recent Accounting Pronouncements

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company's estimates change and readers should not rely on those forward-looking statements as representing the company's views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the actual results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this report on Form 10-QSB.

The company distributes and operates on-site cogeneration systems that produce both electricity and heat. The company’s primary business is to own the equipment that it installs at customers’ facilities and to sell the energy produced by these systems to its customers on a long-term contractual basis. We call this business the American DG Energy “On-Site Utility”.

Second Quarter 2007 Compared with Second Quarter 2006

Revenues

Revenues in the second quarter of 2007 were $1,768,292, an increase of $989,793 (127%) from the second quarter of 2006.
Revenues increased as a result of new energy sales from our growing customer base, from a new turnkey installation business where we supply and install complete energy systems for a fee and from the sale of equipment.

During the quarter we continued to add customers in the Northeast by entering into energy supply agreements. Our energy site production was 2,654,486 kWh and 182,574 Therms in the second quarter of 2007 compared to 3,354,502 kWh and 198,545 Therms in the second quarter of 2006. Our effort to improve our energy system efficiency and, therefore, our margins were positive as our energy systems produced fewer kWh, yet higher Therms. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer's local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational. During the first quarter we started on a $1.6 million energy system installation project and in the second quarter of 2007 we earned $200,000 in revenue based on percentage of completion basis. Unlike our traditional energy sales model, in a turnkey installation project our revenue is earned as we perform the installation and sell operation services to our customer on a percentage of completion basis.

During the second quarter one of our customers exercised their right to buyout the utility agreement and purchase the equipment we had previously installed. In relation to this transaction we sold equipment for $427,000 and recognized $156,898 in revenue that was previously deferred. Total revenue recognized in the period from this transaction was $583,898. Also, during the second quarter we sold equipment that was installed at a customer site for $262,662 payable in installments over a three year period. The gain of the sale of equipment of $105,317 was deferred and will be recognized over the installment period.

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

Cost of Sales

The cost of sales, including depreciation, in the second quarter of 2007 was $1,351,016, an increase of $711,645 (111%) from the second quarter of 2006. Included in the cost of sales was depreciation expense, which was $97,207 in the second quarter of 2007, compared with $84,917 in the second quarter of 2006 due to additional sites coming on line. Also included in the cost of sales is $451,968 from the sale of equipment to two customers. Our cost of sales consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. The cost of natural gas is the largest component of our cost of sales and changes in natural gas prices can affect our margins. During the second quarter our gross margins, excluding depreciation, remained unchanged. The primary difference from the prior year is depreciation expense that was 7.2% in the second quarter of 2007, compared to 13.3% in the second quarter of 2006.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, audit services, general insurance and other administrative expenses. In the second quarter of 2007, our general and administrative expenses were $332,589 compared to $173,732 in the second quarter of 2006. The increase in the general and administrative expenses of $158,857 was primarily due to the non-cash compensation expense in accordance with FASB Statement 123R related to the issuance of restricted stock to our employees and to a lesser extent to general insurance and additional SEC filing fees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing effort consisted of trade shows, print literature, media relations and event driven direct mail. At the end of the second quarter of 2007, our selling expenses were $44,160 compared to $63,327 in the second quarter of 2006. The decrease in the selling expenses was primarily due to the collection of approximately $93,591 that had been written off in previous periods.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. At the end of the second quarter of 2007 our engineering expenses were $76,272 compared to $83,905 in the second quarter of 2006. The decrease was a result of lower travel related expenses and the company operating with one less engineer for three months.

Operating Income

Operating income in the second quarter of 2007 was a loss of $35,745 as compared with a loss of $181,836 in the second quarter of 2006. The improvement was due to the increased sales volume and gross profit improvement, offset by non-cash compensation expense in accordance with FASB Statement 123R related to the issuance of restricted stock to our employees.

Other Income (Expense), Net

The company reported other expense, net, of $40,808 in the second quarter of 2007 and other expense, net, of $19,407 in the second quarter of 2006. Other income (expense), net, includes interest income, interest expense, and other items. Interest and other income was $80,692 in the second quarter of 2007 compared to $27,734 in the second quarter 2006. The increase was primarily due to additional funds raised and invested. Interest expense increased to $121,500 in the second quarter of 2007 from $47,141 in the second quarter of 2006 due to interest expense related to the convertible debenture issued in 2006.

Provision for Income Taxes

The company did not have a tax provision or benefit in the second quarter of 2007 and 2006, respectively, since both periods had losses.

Minority Interest

In 2002, the company and AES-NJ Cogen Inc. of New Jersey created a limited liability company named American DG New York LLC (“ADGNY”) to develop projects in the New York and New Jersey area. The company owns 51% of ADGNY. Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner’s investment in each individual project. The company’s investments in ADGNY projects have ranged from 51% to 80%. The minority interest expense represents our partner’s share of profits in the entity. On our balance sheet, minority interest represents our partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The company reported minority interest of $58,589 in the second quarter of 2007 and $22,844 in the second quarter of 2006. The increase in minority interest share of their earnings is due to the overall increase in joint venture profits.

First Six Months 2007 Compared with First Six Months 2006

Revenues

Revenues in the first six months of 2007 were $2,998,335, an increase of $1,458,837 (95%) from the first six months of 2006. Revenues increased as a result of new energy sales from our growing customer base, from a new turnkey installation business where we supply and install complete energy systems for a fee and from the sale of equipment.

During the first six months we continued to add customers in the Northeast by entering into energy supply agreements. Our energy site production was 5,954,590 kWh and 467,429 Therms in the first six months of 2007 compared to 6,116,019 kWh and 439,224 Therms in the first six months of 2006. Our effort to improve our energy system efficiency and, therefore, our margins were positive as our energy systems produced fewer kWh, yet higher Therms. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer's local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational. During the first quarter we started on a $1.6 million energy system installation project and earned $500,000 in revenue based on percentage of completion basis. Unlike our traditional energy sales model, in a turnkey installation project our revenue is earned as we perform the installation and sell operation services to our customer on a percentage of completion basis.

During the second quarter one of our customers exercised their right to buyout the utility agreement and purchase the equipment we had previously installed. In relation to this transaction we sold equipment for $427,000 and recognized $156,898 in revenue that was previously deferred. Total revenue recognized in the period from this transaction was $583,898. Also, during the second quarter we sold equipment that was installed at a customer site for $262,662 payable in installments over a three year period. The gain of the sale of equipment of $105,317 was deferred and will be recognized over the installment period.

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

Cost of Sales

The cost of sales, including depreciation, in the first six months of 2007 was $2,389,220, an increase of $1,139,978 (91%) from the first six months of 2006. Included in the cost of sales was depreciation expense, which was $189,850 in the first six months of 2007, compared with $135,128 in the first six months of 2006 due to additional sites coming on line. Also included in the cost of sales is $451,968 from the sale of equipment to two customers. Our cost of sales consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. The cost of natural gas is the largest component of our cost of sales and changes in natural gas prices can affect our margins. During the first six months our gross margins, excluding depreciation, remained unchanged. The primary difference from the prior year is depreciation expense that was 7.9% in the first six months of 2007, compared to 10.8% in the first six months of 2006.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, audit services, general insurance and other administrative expenses. In the first six months of 2007, our general and administrative expenses were $616,273 compared to $425,082 in the first six months of 2006. The increase in the general and administrative expenses of $191,191 was primarily due to the non-cash compensation expense in accordance with FASB Statement 123R related to the issuance of restricted stock to our employees and to a lesser extent to general insurance and additional SEC filing fees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing effort consisted of trade shows, print literature, media relations and event driven direct mail. At the end of the first six months of 2007, our selling expenses were $159,614 compared to $120,837 in the first six months of 2006. The decrease in the selling expenses was primarily due to the collection of approximately $93,591 that had been written off in previous periods.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. At the end of the first six months of 2007 our engineering expenses were $140,483 compared to $159,333 in the first six months of 2006. The decrease was a result of lower travel related expenses and more efficient use of engineering personnel.

Operating Income

Operating income in the first six months of 2007 was a loss of $307,255 as compared with a loss of $414,996 in the first six months of 2006. The improvement was due to the increased sales volume and gross profit improvement, offset by non-cash compensation expense in accordance with FASB Statement 123R related to the issuance of restricted stock to our employees.

Other Income (Expense), Net

The company reported other expense, net, of $98,399 in the first six months of 2007 and other expense, net, of $39,776 in the first six months of 2006. Other income (expense), net, includes interest income, interest expense, and other items. Interest and other income was $144,601 in the first six months of 2007 compared to $28,504 in the first six months 2006. The increase was primarily due to additional funds raised and invested. Interest expense increased to $243,000 in the first six months of 2007 from $68,280 in the first six months of 2006 due to interest expense related to the convertible debenture issued in 2006.

Provision for Income Taxes

The company did not have a tax provision or benefit in the first six months of 2007 and 2006, respectively, since both periods had losses.

Minority Interest

In 2002, the company and AES-NJ Cogen Inc. of New Jersey created a limited liability company named American DG New York LLC (“ADGNY”) to develop projects in the New York and New Jersey area. The company owns 51% of ADGNY. Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner’s investment in each individual project. The company’s investments in ADGNY projects have ranged from 51% to 80%. The minority interest expense represents our partner’s share of profits in the entity. On our balance sheet, minority interest represents our partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The company reported minority interest of $405,654 in the first six months of 2007 and $454,772 in the first six months of 2006. The increase in minority interest share of their earnings is due to the overall increase in joint venture profits.

Liquidity and Capital Resources

First Six Months 2007

Consolidated working capital in the first six months of 2007 was $6,183,838, compared with $3,375,980 at December 31, 2006. Included in working capital were cash and cash equivalents of $6,068,368 at June 30, 2007, compared with $3,420,446 at December 31, 2006. The increase in working capital was a result of additional funds raised through a private placement of our common stock and the exercise of various warrants and stock options. Cash used by operating activities was $374,222 in the first six months of 2007 compared with cash used by operating activities of $390,773 in the first six months of 2006.

The company's receivables balance increased to $529,647, in the first six months of 2007, $262,662 of which is related to an equipment sale with payments scheduled over a three year period. This installment sale in the first six months of 2007 is the primary reason for the decrease in cash of $245,249. The company's due from related parties, net, increased in the first six months of 2007 using $22,845 of cash. The increase is primarily due to a new note issued in January of 2007 for $150,000 to our minority interest partner at AES-NJ related to construction of a new project.

Our prepaid and other current assets increased to $179,227 in the first six months of 2007 using $98,823 of cash related to payment of insurance premium and prepaid taxes. Our accrued expenses and other current liabilities including accrued interest expense decreased to $352,978 in the first six months of 2007 using $188,824 of cash primarily for interest payments on our convertible debenture, accrued vacation taken during the year and offset by customer deposits received. During the period we accrued an additional $121,500 of expense related to future interest payments.

Accounts payable increased $12,749 due to invoices received late in the period.

During the first six months of 2007, the primary investing activities of the company's operations were expenditures for the purchase of property, plant and equipment for the company's energy system installations. The company used a net of $678,350 for purchases of property, plant and equipment.

The company's financing activities provided $3,700,494 of cash in the first six months of 2007 primarily from the sale of common stock and warrants.

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

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures:

The chief executive officer and the chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a−15(e) and 15d−15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this report (the “Evaluation Date”) has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in internal controls:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In February 2007, the company raised funds through a private placement of 4,292,150 shares of common stock and warrants to a limited number of accredited investors at a price of $0.70 per share. The company also issued 737,000 shares of restricted stock awards to employees and a consultant at a price of $0.001 per share. In April 2007, the company raised funds through a private placement of 1,500,000 shares of common stock to an accredited investor at a price of $0.70 per share and issued 100,000 shares from the exercise of warrants and 100,000 shares from the exercise of stock options, both at $0.70 per share, to accredited investors. Such transactions were exempt from registration under the Securities Act under Section 4(2) and/or Regulation D thereunder.

Item 5: Other Information

On July 25, 2007, we filed a second amendment to Form SB-2 registration statement with the SEC to register a total of 39,136,045 shares of Common Stock under the Securities Act of 1933. Included in the aggregate number were shares of Common Stock currently outstanding, shares issuable upon conversion of convertible debentures and shares issuable upon the exercise of warrants. As of the date of this report, the Form SB-2 registration statement is not effective.

Item 6: Exhibits

See Exhibit Index on page 18.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2007.

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