Form 10-Q
period 2007-09-30
AMERICAN DG ENERGY INC
filed 2007-11-09
CIK 1378706

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2007
Or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File No.: 0-52294

AMERICAN DG ENERGY INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3569304 (I.R.S. Employer Identification No.)
American DG Energy Inc. 45 First Avenue Waltham, MA 02451 (Address of principal executive offices)
Issuer's telephone number, including area code: (781) 622-1120

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

        Number of shares of the issuer's Common Stock outstanding at September 30, 2007: 32,746,400

        Transitional Small Business Issuer Disclosure Format (check one):    Yes ☐ No ☒

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDING SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,685,364	$3,420,446
Accounts receivable, short-term	498,020	284,398
Due from related party, current	5,613	121,896
Prepaid and other current assets	180,981	84,667

Total current assets	6,369,978	3,911,407
Property, plant, and equipment, net	4,794,517	4,430,624
Accounts receivable, long-term	90,353	—
Due from related party, long-term	150,000	—

TOTAL ASSETS	11,404,848	8,342,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	105,199	115,125
Accrued expenses and other current liabilities	157,976	420,302

Total current liabilities	263,175	535,427
Convertible debentures	6,075,000	6,075,000
Redeemable common stock, $0.001 par value; 450,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	315,000	315,000

Total liabilities	6,653,175	6,925,427

Minority interest	592,278	682,388
Commitments and contingencies
Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 32,296,400 and 25,567,250 issued and outstanding at September 30, 2007 and December 31, 2006	32,296	25,567
Additional paid-in-capital	10,900,632	6,659,448
Common stock subscription	—	6,775
Accumulated deficit	(6,773,533)	(5,957,574)

Total Stockholders' Equity	4,159,395	734,216

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,404,848	$8,342,031

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended September 30, 2007 and September 30, 2006

	Three Months Ended
	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
Net Sales	$1,626,512	$841,191
Cost of sales
Fuel and maintenance	1,158,200	705,903
Depreciation expense	88,311	70,156

	1,246,511	776,059

Gross profit	380,001	65,132

Operating expenses
General and administrative	315,236	889,374
Selling	125,361	55,168
Engineering	84,085	67,289

	524,682	1,011,831

Loss from operations	(144,681)	(946,699)

Other income (expense)
Interest & other income	66,181	47,810
Interest expense	(121,500)	(122,499)

	(55,319)	(74,689)

Net loss before minority interest	(200,000)	(1,021,388)
Minority interest	105,089	38,801

Net loss	$(305,089)	$(1,060,189)
Net loss per share—basic and diluted	$(0.01)	$(0.04)

Weighted average shares outstanding—basic and diluted	32,746,400	24,339,850

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the Nine Months Ended September 30, 2007 and September 30, 2006

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
Net Sales	$4,624,847	$2,380,689
Cost of sales
Fuel and maintenance	3,357,570	1,819,633
Depreciation expense	278,161	205,284

	3,635,731	2,024,917

Gross profit	989,116	355,772

Operating expenses
General and administrative	931,509	1,314,455
Selling	284,975	176,115
Engineering	224,568	226,622

	1,441,052	1,717,192

Loss from operations	(451,936)	(1,361,420)

Other income (expense)
Interest & other income	210,782	76,314
Interest expense	(364,500)	(190,779)

	(153,718)	(114,465)

Net loss before minority interest	(605,654)	(1,475,885)
Minority interest	210,305	101,066

Net loss	$(815,959)	$(1,576,951)
Net loss per share—basic and diluted	$(0.03)	$(0.07)

Weighted average shares outstanding—basic and diluted	31,179,486	23,279,134

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine Months Ended September 30, 2007 and September 30, 2006

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(815,959)	$(1,576,951)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	290,982	207,050
Gain on sale of capital assets	(108,219)	—
Minority interest in net income of consolidated subsidiaries	210,305	101,066
Provision for losses on accounts receivable	30,000	—
Non cash interest expense	121,500	—
Stock-based compensation	201,169	638,684
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(333,975)	(184,813)
Due from related party	116,283	(93,250)
Prepaid assets	(102,709)	54,613
Increase (decrease) in:
Accounts payable	(9,926)	296,522
Accounts payable-affiliate	—	250,669
Accrued expenses and other current liabilities	(383,827)	160,550

Net cash (used in) provided by operating activities	(784,376)	(145,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(967,261)	(1,482,041)
Proceeds from sale of property and equipment	427,000	—

Net cash used in investing activities	(540,261)	(1,482,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of restricted stock	752	181
Proceeds from exercise of warrants	140,000	—
Minority distribution from consolidated subsidiaries	(300,415)	(35,105)
Due from related party long-term	(150,000)	—
Proceeds from sale of common stock and warrants, net of costs	3,892,218	—
Proceeds from exercise of stock options	7,000	—
Proceeds from shareholder receivable	—	32
Proceeds from sale of convertible debenture net of issuance cost and conversion of notes payable	—	5,386,509

Net cash provided by financing activities	3,589,555	5,351,617

Net increase in cash and cash equivalents	2,264,918	3,723,716
Cash and cash equivalents, beginning of period	3,420,446	84,492

Cash and cash equivalents, ending of period	$5,685,364	$3,808,208

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$364,500	$—

Income taxes	$—	$21,448

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Financial Statements (Unaudited)
for the period ending September 30, 2007

Note 1—Basis of Presentation:

        The unaudited condensed consolidated financial statements (the "Unaudited Financial Statements") presented herein have been prepared by the company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the company's Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission (SEC). The operating results for the three and nine month period ended September 30, 2007 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2007.

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

        The company's operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

        Revenue from energy contracts is recognized when electricity, heat, and chilled water is produced by the cogeneration systems onsite. The company bills each month based on various meter readings installed at each site. The amount of energy produced by on-site energy systems is invoiced, as determined by a contractually defined formula.

        As a by-product of our energy business, in some cases the customer may choose to purchase the equipment rather than have it owned by American DG Energy. In this case we account for revenue and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company's policy is to record the entire expected loss, regardless of the percentage of completion. In certain instances, revenue from unresolved claims is recorded when, in the opinion of management, realization of such revenue is probable and can be reliably estimated, only to the extent of actual costs incurred. Otherwise, revenue from claims is recorded in the year in which such claims are resolved. Costs and estimated earnings in excess of related billings represents the excess of contract costs and profit recognized to date on the percentage-of-completion accounting method over billings to date on certain contracts. Billings in excess of related costs and estimated earnings represents the excess of billings to date over the amount of contract costs and profits recognized to date on the percentage-of-completion accounting method for certain contracts. Customers may buy out their long term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is included in revenue in the accompanying consolidated statements of operations. Revenues from operation and maintenance services, including shared savings are recorded when provided and verified.

Note 2—Earnings per Common Share

        We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. For the three and nine months ended September 30, 2007, we excluded 8,150,145 anti-dilutive shares resulting from conversion of debentures and exercise of stock options and warrants, and for the three and nine months ended September 30, 2006 we excluded 8,285,145 anti-dilutive stock options and warrants. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2007 and September 30, 2006.

	Three Months		Nine Months
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Earnings Per Share
Income (Loss) available to stockholders	$(305,089)	$(1,060,189)	$(815,959)	$(1,576,951)
Weighted average shares outstanding — Basic and Diluted	32,746,400	24,339,850	31,179,486	23,279,134

Basic and Diluted Earnings (Loss) per Share	$(0.01)	$(0.04)	$(0.03)	$(0.07)

Note 3—Stock-Based Compensation

        Stock-based compensation expense under SFAS No. 123(R) was $201,169 for the nine months ended September 30, 2007 and $638,684 for the nine months ending September 30, 2006. The incremental impact of SFAS No. 123(R) during the nine months ended September 30, 2007 represents stock-based compensation expense related to restricted stock. As of September 30, 2007, there were 778,625 unvested shares of restricted stock outstanding. The total compensation cost related to unvested restricted stock awards not yet recognized is $454,097. This amount will be recognized over the next five years.

        Restricted stock activity for the nine months ended September 30, 2007 was as follows:

Restricted Stock	Number of Restricted Stock	Grant Date Fair Value
Unvested, December 31, 2006	287,500	$0.70
Granted	737,000	0.70
Vested	(230,875)	0.70
Forfeited	(15,000)	0.70

Unvested, September 30, 2007	778,625	$0.70

Note 4—Sale of Common Stock

        During the nine months ended September 30, 2007, the company issued 5,692,150 shares to a limited number of accredited investors through a private placement of common stock at a price per share of $0.70 resulting in proceeds net of costs to the company of $3,892,218.

Note 5—Warrants

        During the nine months ended September 30, 2007, the company issued 200,000 shares of common stock through the exercise of warrants at a price per share of $0.70 resulting in proceeds to the company of $140,000. At the end of the period ended September 30, 2007, the Company had 2,190,000 warrants outstanding at an average exercise price of $0.70 per share.

Note 6—Related party

        In January 2007, the company entered into a Facilities, Support Services and Business Agreement with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement.

        On February 15, 2007, the company loaned the minority interest partner in the NY LLC $20,000 by signing in a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same minority interest partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms. All notes are classified in the Due from related party account in the accompanying balance sheet.

Note 7—Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the company beginning in fiscal year 2007. The company adopted this pronouncement and did not have a significant impact on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157 "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS 159 which it will be required to adopt.

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company's estimates change and readers should not rely on those forward-looking statements as representing the company's views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the actual results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" in this report on Form 10-QSB.

        The company distributes and operates on-site cogeneration systems that produce both electricity and heat. The company's primary business is to own the equipment that it installs at customers' facilities and to sell the energy produced by these systems to its customers on a long-term contractual basis. We call this business the American DG Energy "On-Site Utility".

Third Quarter 2007 Compared with Third Quarter 2006

  Revenues

        Revenues in the third quarter of 2007 were $1,626,512, an increase of $785,321 (93%) from the third quarter of 2006. Revenues increased primarily as a result of our new turnkey installation plus business were we supply and install complete energy systems for a fee plus receive a portion of the energy systems savings over an extended period of time.

        During the third quarter of 2007 our energy site production was approximately 2,537,000 kWh and 233,000 Therms compared to approximately 3,477,000 kWh and 212,000 Therms in the third quarter of 2006. Our effort to improve our energy system efficiency and, therefore, our margins were positive as our energy systems produced fewer kWh, yet higher Therms. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer's local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational. During the first quarter we started on a $1.6 million energy system installation plus project and in the third quarter of 2007 we earned $735,000 in revenue based on percentage of completion basis. Unlike our traditional energy sales model, in a turnkey installation plus project our revenue is earned in two methods: we perform the installation and earn revenue by invoicing our customer on a percentage of completion basis and we sell on-going operation services over an extended period of time that includes a portion of the energy savings delivered by the energy systems.

        Effective March 7, 2007, new air quality and permitting requirements began in New Jersey that require equipment adjustments on our already existing 18 cogeneration systems operating in New Jersey and adding emission control equipment on any new energy systems we install in that State. In order to properly interpret and comply with the new emission requirements we retained an independent environmental engineering consultant to verify our new approach. While the adjustments are being implemented, some our energy systems are not operational. These new air quality and permitting requirements have adversely affected our revenue by a significant amount. We estimate lost revenue of approximately $222,000 during the third quarter of 2007.

  Cost of Sales

        Cost of sales, including depreciation, in the third quarter of 2007 was $1,246,511, an increase of $470,452 (61%) from the third quarter of 2006. Included in the cost of sales was depreciation expense of $88,311 in the third quarter of 2007, compared with $70,156 in the third quarter of 2006 due to additional sites coming on line. Our cost of sales consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. The cost of natural gas is the largest component of our cost of sales and changes in natural gas prices can affect our margins. During the third quarter of 2007, our gross margins increased to 23% compared to 8% in 2006, as a result of our chiller (cooling energy sales) business and lower fuel costs.

  Operating Expenses

        Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, audit services, general insurance and other administrative expenses. In the third quarter of 2007, our general and administrative expenses were $315,236 compared to $889,374 in the third quarter of 2006. The decrease in the general and administrative expenses of $574,138 was primarily due to a non-cash compensation expense of $73,130 in the third quarter of 2007, compared with $633,204 in the third quarter of 2006, in accordance with FASB Statement 123R related to the issuance of restricted stock to our employees, which was offset by an increase in general insurance and additional SEC filing fees in the third quarter of 2007.

        Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing effort consisted of trade shows, print literature, media relations and event driven direct mail. During the third quarter of 2007, our selling expenses were $125,361 compared to $55,168 in the third quarter of 2006. The increase in the selling expenses was primarily due to the addition of a part time employee and a new salesperson.

        Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. During the third quarter of 2007 our engineering expenses were $84,085 compared to $67,289 in the third quarter of 2006. The increase was due to the addition of a new engineer.

  Operating Income

        Operating income in the third quarter of 2007 was a loss of $144,681 as compared with a loss of $946,699 in the third quarter of 2006. The improvement was due to the increased sales, gross profit improvement and a decrease in non-cash compensation expense in accordance with FASB Statement 123R related to the issuance of restricted stock to our employees.

  Other Income (Expense), Net

        The company reported other expense, net, of $55,319 in the third quarter of 2007 and other expense, net, of $74,689 in the third quarter of 2006. Other income (expense), net, includes interest income, interest expense, and other items. Interest and other income was $66,181 in the third quarter of 2007 compared to $47,810 in the third quarter 2006. The increase was primarily due to additional funds raised and invested. Interest expense is related to the convertible debenture issued in 2006 and was $121,500 in the third quarter of 2007 compared to $122,499 in the third quarter of 2006.

  Provision for Income Taxes

        The company did not have a tax provision or benefit in the third quarter of 2007 and 2006, respectively, since both periods had losses.

  Minority Interest

        In 2002, the company and AES-NJ Cogen Inc. of New Jersey created a limited liability company named American DG New York LLC ("ADGNY") to develop projects in the New York and New Jersey area. The company owns 51% of ADGNY. Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner's investment in each individual project. The company's investments in ADGNY projects have ranged from 51% to 80%. The minority interest expense represents our partner's share of profits in the entity. On our balance sheet, minority interest represents our partner's investment in the entity, plus its share of after tax profits less any cash distributions. The company reported minority interest of $105,089 in the third quarter of 2007 and $38,801 in the third quarter of 2006. The increase in minority interest share of their earnings is due to the overall increase in joint venture profits together with the recognition of deferred revenue that impacted the third quarter of 2006.

First Nine Months 2007 Compared with First Nine Months 2006

  Revenues

        Revenues in the first nine months of 2007 were $4,624,847, an increase of $2,244,158 (94%) from the first nine months of 2006. Revenues increased primarily as a result of our new turnkey installation plus business were we supply and install complete energy systems for a fee plus receive a portion of the energy systems savings over an extended period of time.

        During the first nine months our energy site production was 8,492,000 kWh and 721,000 Therms in the first nine months of 2007 compared to 9,593,000 kWh and 666,000 Therms in the first nine months of 2006. Our effort to improve our energy system efficiency and, therefore, our margins were positive as our energy systems produced fewer kWh, yet higher Therms. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer's local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational. During the first quarter we started on a $1.6 million energy system installation plus project and in the first nine months of 2007 we earned $1,235,000 in revenue based on percentage of completion basis. Unlike our traditional energy sales model, in a turnkey installation plus project our revenue is earned in two methods: we perform the installation and earn revenue by invoicing our customer on a percentage of completion basis and we sell on-going operation services over an extended period of time that includes a portion of the energy savings delivered by the energy systems.

        During the second quarter one of our customers exercised their right to buyout the utility agreement and purchase the equipment we had previously installed. In relation to this transaction we sold equipment for $427,000 and recognized $156,898 in revenue that was previously deferred. Total revenue recognized from this transaction was $583,898. Also, during the second quarter we sold equipment that was installed at a customer site for $262,662 payable in installments over a three year period. The gain of the sale of equipment of $105,317 was deferred and is recognized over the installment period.

        Effective March 7, 2007, new air quality and permitting requirements began in New Jersey that require equipment adjustments on our already existing 18 cogeneration systems operating in New Jersey and adding emission control equipment on any new energy systems we install in that State. In order to properly interpret and comply with the new emission requirements we retained an independent environmental engineering consultant to verify our new approach. While the adjustments are being implemented, some our energy systems are not operational. These new air quality and permitting requirements have adversely affected our revenue by a significant amount. We estimate lost revenue of approximately $435,000 during the first nine months of 2007.

  Cost of Sales

        Cost of sales, including depreciation, in the first nine months of 2007 was $3,635,731, an increase of $1,610,814 (80%) from the first nine months of 2006. Included in the cost of sales was depreciation expense, which was $278,161 in the first nine months of 2007, compared with $205,284 in the first nine months of 2006 due to additional sites coming on line. Also included in the cost of sales is $451,968 from the sale of equipment to two customers. Our cost of sales consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. The cost of natural gas is the largest component of our cost of sales and changes in natural gas prices can affect our margins. During the first nine months our gross margins improved to 21%, compared to 15% in the first nine months of 2006 as a result of our chiller (cooling energy sales) business and lower fuel costs.

  Operating Expenses

        Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, audit services, general insurance and other administrative expenses. In the first nine months of 2007, our general and administrative expenses were $931,509 compared to $1,314,455 in the first nine months of 2006. The decrease in the general and administrative expenses of $382,946 was primarily due to non-cash compensation expense of $201,169 for the first nine months of 2007, compared with $638,684 for the first nine months of 2006, in accordance with FASB Statement 123R related to the issuance of restricted stock to our employees, which was offset by an increase in general insurance and additional SEC filing fees in the third quarter of 2007.

        Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing effort consisted of trade shows, print literature, media relations and event driven direct mail. During the first nine months of 2007, our selling expenses were $284,975 compared to $176,115 in the first nine months of 2006. The increase of $108,860 in the selling expenses was primarily due to the addition of a part time employee and a new salesperson in the first nine months of 2007.

        Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. During the first nine months of 2007 our engineering expenses were relatively unchanged at $224,568 compared to $226,622 in the first nine months of 2006.

  Operating Income

        Operating income in the first nine months of 2007 was a loss of $451,936 as compared with a loss of $1,361,420 in the first nine months of 2006. The improvement was due to the increased sales volume, gross profit improvement and a decrease in non-cash compensation expense in accordance with FASB Statement 123R related to the issuance of restricted stock to our employees.

  Other Income (Expense), Net

        The company reported other expense, net, of $153,718 in the first nine months of 2007 and other expense, net, of $114,465 in the first nine months of 2006. Other income (expense), net, includes interest income, interest expense, and other items. Interest and other income was $210,782 in the first nine months of 2007 compared to $76,314 in the first nine months 2006. The increase was primarily due to additional funds raised and invested. Interest expense increased to $364,500 in the first nine months of 2007 from $190,779 in the first nine months of 2006 due to interest expense related to the convertible debenture issued in 2006.

  Provision for Income Taxes

        The company did not have a tax provision or benefit in the first nine months of 2007 and 2006, respectively, since both periods had losses.

  Minority Interest

        In 2002, the company and AES-NJ Cogen Inc. of New Jersey created a limited liability company named American DG New York LLC ("ADGNY") to develop projects in the New York and New Jersey area. The company owns 51% of ADGNY. Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner's investment in each individual project. The company's investments in ADGNY projects have ranged from 51% to 80%. The minority interest expense represents our partner's share of profits in the entity. On our balance sheet, minority interest represents our partner's investment in the entity, plus its share of after tax profits less any cash distributions. The company reported minority interest of $210,305 in the first nine months of 2007 and $101,066 in the first nine months of 2006. The increase in minority interest share of their earnings is due to the overall increase in joint venture profits together with the recognition of deferred revenue that impacted the third quarter of 2006.

Liquidity and Capital Resources

First Nine Months 2007

        Consolidated working capital in the first nine months of 2007 was $6,106,803, compared with $3,375,980 at December 31, 2006. Included in working capital were cash and cash equivalents of $5,685,364 at September 30, 2007, compared with $3,420,446 at December 31, 2006. The increase in working capital was a result of additional funds raised through a private placement of our common stock and the exercise of various warrants and stock options. Cash used by operating activities was $784,376 in the first nine months of 2007 compared with cash used by operating activities of $145,860 in the first nine months of 2006.

        The company's short and long-term receivables balance increased to $588,373, in the first nine months of 2007 from $284,398 at December 31, 2006, due to the sale of equipment with a three year payment schedule. The company's due from related parties decreased to $5,613 in the first nine months of 2007 from $121,896 at December 31, 2006, providing $116,283 of cash to the company due to a note payment from our minority interest partner. Our prepaid and other current assets increased to $180,981 in the first nine months of 2007 using $102,709 of cash related to payment of insurance premium and prepaid taxes.

        Accounts payable remained relatively unchanged at $105,199 for the first nine months of 2007, compared with $115,125 at December 31, 2006. Our accrued expenses and other current liabilities including accrued interest expense decreased to $157,976 in the first nine months of 2007 from $420,302 at December 31, 2006. The decrease was due to deferred revenue recognized together with audit and legal expenses that were accrued in relationship to the company's public offering. During the period we accrued an additional $121,500 of expense related to future interest payments.

        During the first nine months of 2007, the primary investing activities of the company's operations were expenditures for the purchase of property, plant and equipment for the company's energy system installations. The company used a net of $540,261 for purchases of energy systems. The company's financing activities provided $3,589,555 of cash, net of costs, in the first nine months of 2007 primarily from the sale of common stock and warrants.

        The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. However, as we continue to grow our business by adding more energy systems, our cash requirements will increase. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures through the end of 2008. Beyond January 1, 2009 we may need to raise additional capital through a debt financing or an equity offering to meet our operating and capital needs.

Item 3:    Quantitative and Qualitative Disclosures about Market Risk

        The company's exposure to market risk from changes in interest rates and equity prices has not changed materially from its exposure at December 31, 2006.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures:

        The chief executive officer and the chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this report (the "Evaluation Date") has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in internal controls:

        In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls:

        Our management, including the chief executive officer and chief financial officer, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II—OTHER INFORMATION

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

Item 5:    Other Information

        On September 26, 2007, the company filed the fourth amendment to Form SB-2 registration statement with the SEC to register a total of 21,094,627 shares of Common Stock under the Securities Act of 1933. Included in the aggregate number were shares of Common Stock currently outstanding, shares issuable upon conversion of convertible debentures and shares issuable upon the exercise of warrants. The SEC declared the Form SB-2 registration statement effective on September 28, 2007. On November 8, 2007, the Company began to trade its Common Stock on the Over-The-Counter Bulletin Board under the ticker symbol "ADGE."

Item 6:    Exhibits

        See Exhibit Index on page 20.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2007.

AMERICAN DG ENERGY INC. (Registrant)
By:	/s/ JOHN N. HATSOPOULOS Chief Executive Officer (Principal Executive Officer)
By:	/s/ ANTHONY S. LOUMIDIS Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
31.1*	—	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	—	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	—	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*
Filed herewith.