Form 10-K/A
period 2007-12-31
AMERICAN DG ENERGY INC
filed 2008-04-21
CIK 1378706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

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

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K/A CONTAINS STATEMENTS AND IMPLICATIONS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  THESE FORWARD LOOKING STATEMENTS ARE BASED ON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT THEY ARE NOT GUARANTEED TO OCCUR AND THEY MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS.” YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

EXPLANATORY NOTE

American DG Energy Inc. (the “company”, “we”, “our” or “us”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K, initially filed with the Securities and Exchange Commission on March 18, 2008 (the “Original Filing”), to: (i) amend and restate in its entirety Item 9A(T) of Part II of the Original Filing, entitled “Controls and Procedures”, to read as set forth below; and (ii) refile the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), which inadvertently omitted certain required information not previously required to be contained in the Section 302 Certifications. No other changes are being made to the Original Filing.

PART II

Item 9A(T).  Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)  Rules 13a-15(e) and 15d-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this annual report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (the “SEC”), and that material information relating to our company and any consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f).  Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2007.

There is a lack of segregation of duties at the company due to the small number of employees dealing with general administrative and financial matters and general controls over information technology security and user access. This constitutes a material weakness in financial reporting. Furthermore, the company did not have personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with such lack of segregation, but the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will continue to evaluate this segregation of duties.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(b)                               Exhibits:

Exhibit No.	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

4.1*	Form of Warrant

10.1*	Audit Committee Charter

10.2*	Compensation Committee Charter

10.3*	American Distributed Generated Inc. 2001 Stock Incentive Plan

10.4**	2005 Stock Incentive Plan

10.5*+	Facilities, Support Services and Business Agreement with Tecogen Inc.

10.6*	Operating Agreement of American DG New York LLC

10.7*	Form of Energy Purchase Agreement

10.8*	Form of 8% Senior Convertible Debenture Due 2011

14.1*	Code of Business Conduct and Ethics

16.1*	Letter on change in certifying accountant

21.1*	List of subsidiaries

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*  Incorporated by reference from the registrant’s Form 10-SB, as amended, originally filed with the Securities and Exchange Commission on October 3, 2006.

**  Incorporated by reference from the registrant’s Form 10-K, originally filed with the Securities and Exchange Commission on March 18, 2008.

+  Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and have been filed separately, on a confidential basis, with the Securities and Exchange Commission.

#  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Waltham, Commonwealth of Massachusetts, on April 21, 2008.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)