Form 10-Q
period 2008-03-31
AMERICAN DG ENERGY INC
filed 2008-05-14
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2008

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                 to

Commission file number: 0-52294

AMERICAN DG ENERGY INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3569304
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No)

American DG Energy Inc.
45 First Avenue
Waltham, MA 02451

(Address of Principal Executive Offices) (Zip Code)

(781) 622-1120

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Number of registrant’s common stock, $0.001 per share, outstanding as of March 31, 2008: 33,190,924

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING MARCH 31, 2008

References in this Form 10-Q to “we”, “us”, “our”, the “company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$4,753,080	$5,057,482
Short-term investments	94,231	—
Accounts receivable, net	579,858	693,818
Due from related party, current	515,370	420,374
Prepaid and other current assets	101,209	77,853
Total current assets	6,043,748	6,249,527

Property, plant, and equipment, net	5,862,588	5,291,310

Accounts receivable, long- term	56,470	73,411
Due from related party, long-term	20,000	150,000
TOTAL ASSETS	11,982,806	11,764,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	448,615	354,091
Accrued expenses and other current liabilities	422,981	339,740
Due to affiliate	72,200	—
Total current liabilities	943,796	693,831

Convertible debentures	6,025,000	6,025,000
Total liabilities	6,968,796	6,718,831

Minority interest	1,087,001	1,058,786

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,190,924 and 32,805,924 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	33,191	32,806
Additional paid- in- capital	11,759,044	11,394,289
Accumulated deficit	(7,865,226)	(7,440,464)
Total Stockholders' Equity	3,927,009	3,986,631
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,982,806	$11,764,248

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31, 2008 and March 31, 2007

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(UNAUDITED)	(UNAUDITED)
Net Sales	$1,516,952	$1,230,043

Cost of sales
Fuel and maintenance	1,077,087	945,561
Depreciation expense	115,701	92,643
	1,192,788	1,038,204
Gross profit	324,164	191,839

Operating expenses
General and administrative	348,887	283,684
Selling	114,850	115,454
Engineering	101,847	64,211
	565,584	463,349
Loss from operations	(241,420)	(271,510)

Other income (expense)
Interest & other income	47,906	63,909
Interest expense	(120,500)	(121,500)
	(72,594)	(57,591)

Net loss before minority interest	(314,014)	(329,101)

Minority interest, net of taxes	(82,135)	(46,627)
Provision for income taxes	(28,613)	—
Net loss	$(424,762)	$(375,728)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	32,964,221	28,188,428

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31, 2008 and March 31, 2007

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(424,762)	$(375,728)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation and amortization	117,200	96,917
Minority interest in net income of consolidated subsidiaries	82,135	46,627
Amortization of deferred financing costs	2,132	—
Non cash interest expense	120,500	121,500
Stock-based compensation	95,640	46,273

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	130,901	(41,611)
Due from related party	35,004	(56,315)
Prepaid assets	(25,488)	(92,318)
Increase (decrease) in:
Accounts payable	94,525	241,359
Accrued expenses and other current liabilities	(37,260)	(195,934)
Accounts payable-affiliate	72,200	—
Net cash provided by (used in) operating activities	262,727	(209,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(688,478)	(432,235)
Short-term investments	(94,231)	—
Net cash used in investing activities	(782,709)	(432,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of restricted stock	—	15
Proceeds from exercise of warrants	269,500	70,000
Minority distribution from consolidated subsidiaries	(53,920)	(85,142)
Proceeds from sale of common stock and warrants, net of costs	—	2,842,217
Net cash provided by financing activities	215,580	2,827,090

Net increase (decrease) in cash and cash equivalents	(304,402)	2,185,625
Cash and cash equivalents, beginning of the period	5,057,482	3,420,446
Cash and cash equivalents, ending of the period	$4,753,080	$5,606,071

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$120,500	$121,500
Income taxes	$5,847	$7,000

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Financial Statements (Unaudited) for the period ending March 31, 2008

Note 1 — Basis of Presentation:

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by the company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. The operating results for the three month period ended March 31, 2008 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2008.

                The accompanying consolidated financial statements include the accounts of American DG Energy Inc., its wholly owned subsidiary American DG Energy and its 51% joint venture, American DG New York, LLC (“NY, LLC”), (referred to hereafter as “Investee entities”), after elimination of all material intercompany accounts, transactions and profits. Investee entities in which American DG Energy, Inc. owns directly or indirectly 50% or more of the membership interests have been consolidated as a result of the company’s control over the Investee entities. All significant intercompany accounts and transactions are eliminated. Minority interests in the net assets and earnings or losses of consolidated Investee entities are reflected in the caption “Minority interest” in the accompanying consolidated financial statements. Minority interest adjusts the consolidated results of operations to reflect only American DG Energy Inc’s shares of the earnings or losses of the consolidated investee entities. Upon dilution of ownership below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

                The company’s operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

                Revenue from energy contracts is recognized when electricity, heat, and chilled water is produced by the cogeneration systems onsite. The company bills each month based on various meter readings installed at each site. The amount of energy produced by on-site energy systems is invoiced, as determined by a contractually defined formula. Under certain energy contracts the customer directly acquires the fuel to power the systems and receives credit for that expense from the company. The credit is recorded as revenue and cost of fuel. We recognize revenue that relates to multiple element contracts in accordance with Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue to which this guidance applies includes a contract that consists of the sale of equipment, installation, energy, and maintenance. When a sales arrangement contains multiple elements, revenue is allocated to each element based upon its relative fair value. Fair value is determined based on the price of a deliverable sold on a standalone basis.

                As a by-product of our energy business, in some cases the customer may choose to have us construct the system for them rather than have it owned by American DG Energy. In this case we account for revenue and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the company’s policy is to record the entire expected loss, regardless of the percentage of completion. In certain instances, revenue from unresolved claims is recorded when, in the opinion of management, realization of such revenue is probable and can be reliably estimated, only to the extent of actual costs incurred. Otherwise, revenue from claims is recorded in the year in which such claims are resolved. Costs and estimated earnings in excess of related billings represents the excess of contract costs and profit recognized to date on the percentage-of-completion accounting method over billings to date on certain contracts. Billings in excess of related costs and estimated earnings represents the excess of billings to date over the amount of contract costs and profits recognized to date on the percentage-of-completion accounting method for certain contracts. Customers may buy out their long term obligation under energy contracts and purchase the underlying equipment from the company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated

AMERICAN DG ENERGY INC

statements of operations. Revenues from operation and maintenance services, including shared savings are recorded when provided and verified.

Note 2 — Earnings per Common Share

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. For the three months ended March 31, 2008, we excluded 9,586,687 anti-dilutive shares resulting from conversion of debentures and exercise of stock options and warrants, and for the three months ended March 31, 2007, we excluded 7,344,145 anti-dilutive stock options and shares resulting from conversion of debentures. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2008 and March 31, 2007.

	Three Months
	March 31, 2008	March 31, 2007
Earnings Per Share
Income (Loss) available to stockholders	$(424,762)	$(375,728)

Weighted average shares outstanding - Basic and Diluted	32,964,221	28,188,428
Basic and Diluted Earnings (Loss) per Share	$(0.01)	$(0.01)

Note 3 — Stock-Based Compensation

Stock-based compensation expense under Statements of Financial Accounting Standards (“SFAS”) No. 123(R) was $95,640 for the three months ended March 31, 2008 and $46,273 for the three months ended March 31, 2007. The incremental impact of SFAS No. 123(R) during the three months ended March 31, 2008 represents stock-based compensation expense related to restricted stock and stock options. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $738,899. This amount will be recognized over the next five years. As of March 31, 2008, there were 688,000 unvested shares of restricted stock outstanding.

Restricted stock activity for the three months ended March 31, 2008 was as follows:

	Number of Restricted Stock	Grant Date Fair Value
Unvested, December 31, 2007	948,875	$0.70
Granted	—	—
Vested	(260,875)	0.70
Forfeited	—	—
Unvested, March 31, 2008	688,000	$0.70

Note 4 — Warrants

During the three months ended March 31, 2008, the company issued 385,000 shares of common stock through the exercise of warrants at a price per share of $0.70 resulting in proceeds to the company of $269,500. At the end of the period ended March 31, 2008, the Company had 1,125,000 warrants outstanding at an average exercise price of $0.70 per share, of which 625,000 expire by December 31, 2008.

Note 5 — Related party

The company purchases the majority of its cogeneration units from Tecogen, Inc. (“Tecogen”), an affiliate company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the company and the company leases office space from Tecogen. These costs were reimbursed by the company. Tecogen has a sublease agreement for the office building, which expires on March 31, 2009. In January 2008, the company amended its 2006 Facilities, Support Services and Business Agreement with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the amended business agreement the company revised the rent allocation whereby Tecogen provides the company with office space and utilities at a flat rate of $2,053 per month.

AMERICAN DG ENERGY INC

On February 15, 2007, the company loaned the minority interest partner in the NY LLC $20,000 by signing in a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same minority interest partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms. All notes are classified in the Due from related party-long term account in the accompanying balance sheet and are secured by the partner’s minority interest. On October 11, 2007, we extended to our minority interest partner a line of credit of $500,000. At March 31, 2008, $535,370 was outstanding and due to the company under the above agreements.

Our Chief Financial Officer devotes part of his business time to the affairs of GlenRose Instruments Inc., and part of his salary is reimbursed by GlenRose Instruments Inc.

Note 6 —- Recent Accounting Pronouncements

                In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which amended SFAS 157 and delayed its effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We adopted the remaining provisions of SFAS 157 effective December 30, 2007. The adoption of SFAS 157 did not impact our financial condition, results of operations, or cash flow. We are currently evaluating the impact that the adoption of FSP 157-2 will have on our consolidated financial statements.

                In February 2007, the FASB issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. We adopted SFAS 159 effective December 30, 2007. The adoption of SFAS 159 did not impact our financial condition, results of operations, or cash flow.

                Business combinations - In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, which requires changes in the accounting and reporting of business acquisitions. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value outlined in SFAS No. 157. SFAS 141(R) is effective for the company for acquisitions that occur beginning in 2010. The company is currently evaluating the provisions of this new standard and has not determined the impact of adopting it at this time.

                Minority Interests - In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51”, which requires changes in the accounting and reporting of noncontrolling interests in a subsidiary, also known as minority interest. The statement clarifies that a minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the company at the beginning of 2010. The company is evaluating the provision of this new standard; however, we currently believe the adoption of SFAS 160 will not have a material impact on the consolidated financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. There are a number of important factors that could cause the actual results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

The company distributes and operates on-site cogeneration systems that produce both electricity and heat. The company’s primary business is to own the equipment that it installs at customers’ facilities and to sell the energy produced by these systems to its customers on a long-term contractual basis. We call this business the American DG Energy “On-Site Utility”.

First Quarter 2008 Compared to First Quarter 2007

Revenues

Revenues in the first quarter of 2008 were $1,516,952 as compared to $1,230,043 for the same period in 2007, an increase of $286,909 or 23.3%. The increase in revenues was primarily due to new sites coming on line and increased energy sales.

During the first quarter of 2008, we were operating 52 energy systems at 28 locations in the Northeast, representing 3,945 kW of installed electricity plus thermal energy, compared to 33 energy systems at 20 locations, representing 2,310 kW of installed electricity plus thermal energy for the same period in 2007. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer’s local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first quarter of 2008 were $1,192,788 as compared to $1,038,204 for the same period in 2007, an increase of $154,584 or 14.9%. Included in the cost of sales was depreciation expense of $115,701 in the first quarter of 2008, compared to $92,643 in the first quarter of 2007. Our cost of sales consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. The cost of natural gas is the largest component of our cost of sales and changes in natural gas prices can affect our margins. During the first quarter of 2008, our gross margins increased to 21.4% compared to 15.6% in 2007, as a result of more efficient operation of our sites.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, audit services, general insurance and other administrative expenses. Our general and administrative expenses in the first quarter of 2008 were $ 348,887 compared to $283,684 in the first quarter of 2007. The increase in the general and administrative expenses of $ 65,203 was primarily due to a non-cash compensation expense, in accordance with SFAS No.123(R) related to the issuance of restricted stock and option awards to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing effort consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses remained relatively flat in the first quarter of 2008 at $114,850 compared to $115,454 in the first quarter of 2007.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first quarter of 2008 were $101,847 compared to $64,211 in the first quarter of 2007. The engineering expenses increased due to the addition of a new engineer and a service technician.

Operating Income

Operating income in the first quarter of 2008 was a loss of $241,420 compared to a loss of $271,510 in the first quarter of 2007. The operating loss improved as a result of increased revenue and gross profit, offset by the addition of employees and the non-cash compensation expense in accordance with SFAS No.123(R) related to the issuance of restricted stock and option awards to our employees. The non-cash compensation expense was $95,640 in the first quarter of 2008, compared to $46,273 in the first quarter of 2007.

Other Income (Expense), Net

Our other expense, net in the first quarter of 2008 was $72,594 compared to $57,591 in the first quarter of 2007. Other income (expense), net, includes interest income, interest expense, and other items. Interest and other income was $47,906 in the first quarter of 2008 compared to $63,909 in the first quarter of 2007. The decrease was primarily due to lower yields on our invested funds. Interest expense was $120,500 in the first quarter of 2008 compared to $121,500 in the first quarter of 2007, due to interest on our convertible debenture issued in 2006.

Provision for Income Taxes

The company had a provision for certain state taxes of $28,613 in the first quarter of 2008, compared to no provision or benefit in the first quarter of 2007. The tax provision in the first quarter of 2007 was not material and was included in general and administrative expenses.

Minority Interest

In 2002, the company and AES-NJ Cogen Inc. of New Jersey created a limited liability company named American DG New York LLC (“ADGNY”) to develop projects in the New York and New Jersey area. The company owns 51% of ADGNY.  Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner’s investment in each individual project. The company’s investments in ADGNY projects have ranged from 51% to 80%. The minority interest expense represents our partner’s share of profits in the entity. On our balance sheet, minority interest represents our partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The company reported minority interest of $82,135 in the first quarter of 2008 and $46,627 in the first quarter of 2007. The increase in minority interest share of their earnings is due to the overall increase in joint venture volume and profits.

Liquidity and Capital Resources

First Quarter 2008

Consolidated working capital in the first quarter of 2008 was $5,099,952, compared to $5,555,696 at December 31, 2007. Included in working capital were cash, cash equivalents and short-term investments of $4,847,311 at March 31, 2008, compared to $5,057,482 at December 31, 2007. The decrease in working capital was a result of decrease in cash and accounts receivable, an increase in accounts payable, accrued expenses and other long-term liabilities, offset by an increase in due from related party, and an increase in prepaid and other current assets.

 Cash used by operating activities was $262,727 in the first quarter of 2008 compared to cash used of $209,230 in the first quarter of 2007. The company’s short and long-term receivables balance decreased to $636,328, in the first quarter of 2008 from $767,229 at December 31, 2007, resulting in an increase in cash of $130,901 from payments received and due to an aggressive collection effort. The company’s due from related parties short and long-term decreased to $535,370 in the first quarter of 2008 from $570,374 at December 31, 2007, providing $35,004 of cash to the company due to payments received from our minority interest partner. Our prepaid and other current assets increased to $101,209 in the first quarter of 2008 from $77,853 at December 31, 2007, using $25,488 of cash primarily due to prepaid insurance.

Accounts payable increased to $448,615 in the first quarter of 2008, compared to $354,091 at December 31, 2007, providing $94,525 of cash to the company. Our accrued expenses and other current liabilities including accrued interest expense increased to $422,981 in the first quarter of 2008 from $339,740 at December 31, 2007, using $37,260 of the company’s cash offset by an accrual of $120,500 for future interest payments.

During the first quarter of 2008, the primary investing activities of the company’s operations were expenditures for the purchase of property, plant and equipment for the company’s energy system installations. The company used $688,478 for purchases and installation of energy systems and $94,231 for short-term investments. The company’s financing activities provided $215,580 of cash, net of costs, in the first quarter of 2008 primarily from the exercise of common stock warrants.

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

Significant Accounting Policies and Critical Estimates

                The company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the 2007 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the company are described in the Financial Review in the company’s 2007 Annual Report on Form 10-K.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

                Not applicable

Item 4T: Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)  Rules 13a-15(e) and 15d-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to our company and any consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f).  Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of March 31, 2008.

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

The company had 12 employees as of March 31, 2008. Only one of those individuals is in the finance function, other than the Chief Financial Officer. This individual is responsible for receiving and distributing cash, billing, processing transactions, recording journal entries, reconciling accounts, and preparing the financial statements and related disclosures. He also has check signing authority, for transactions under $2,000. As a result, there is the potential for this individual to knowingly or unknowingly misappropriate assets or misstate our financial statements.  To mitigate these risks, the company has put in place procedures where the Chief Executive Officer, the President and the Chief Financial Officer have check signing authority. In addition they review and approve all material contracts, transactions and related journal entries. They are also responsible for reviewing and approving monthly financials and related reconciliations, budget to actual comparisons and the information required to be disclosed by the company in all reports we have and will file under the Exchange Act.

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

                This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

PART II — OTHER INFORMATION

Item 1A:  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 6:  Exhibits

Exhibit Number	Description of Exhibit
10.5*	— Amendment to Facilities and Support Services Agreement

31.1*	— Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	— Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	— Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*                             Filed herewith.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2008.

AMERICAN DG ENERGY INC. (Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)