Form 10-K/A
period 2007-12-31
AMERICAN DG ENERGY INC
filed 2008-06-20
CIK 1378706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

Non –Accelerated Filer  ☐                                       Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates is not applicable because our common stock was not yet trading on the Over-the-Counter Bulletin Board as of June 29, 2007.

Number of the registrant’s common shares outstanding as of June 20, 2008: 33,569,496.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders held on May 30, 2008.

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

EXPLANATORY NOTE

                                                American DG Energy Inc. (the “company”, “we”, “our” or “us”) filed Amendment No. 1 ( “Amendment No. 1”) to its Annual Report on Form 10-K, initially filed with the Securities and Exchange Commission on March 18, 2008 (the “Original Filing”), to reflect: (i) the amendment and restatement in its entirety of Item 9A(T) of Part II of the Original Filing, entitled “Controls and Procedures”, to read as set forth below; and (ii) the refiling of the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), which inadvertently omitted certain required information not previously required to be contained in the Section 302 Certifications. The company is filing this Amendment No. 2 to the Original Filing to file the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from Amendment No. 1.  No other changes are being made to the Original Filing.

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

#            Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Waltham, Commonwealth of Massachusetts, on June 20, 2008.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)