Form 10-Q
period 2008-06-30
AMERICAN DG ENERGY INC
filed 2008-08-14
CIK 1378706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2008

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

Yes ☐  No ☒

Number of registrant’s common stock, $0.001 per share, outstanding as of June 30, 2008: 33,919,496

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDING JUNE 30, 2008

References in this Form 10-Q to “we”, “us”, “our”, the “company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$3,492,882	$5,057,482
Short-term investments	684,183	—
Accounts receivable, net	865,732	693,818
Unbilled revenue	197,392	—
Due from related party, current	473,036	420,374
Prepaid and other current assets	154,134	77,853
Total current assets	5,867,359	6,249,527

Property, plant, and equipment, net	6,059,970	5,291,310

Accounts receivable, long- term	45,770	73,411
Due from related party, long-term	—	150,000
TOTAL ASSETS	11,973,099	11,764,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	690,510	354,091
Accrued expenses and other current liabilities	362,100	339,740
Due to affiliate	80,279	—
Total current liabilities	1,132,889	693,831

Convertible debentures	5,875,000	6,025,000
Total liabilities	7,007,889	6,718,831

Minority interest	1,104,292	1,058,786

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,919,496 and 32,805,924 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	33,919	32,806
Additional paid- in- capital	12,372,127	11,394,289
Accumulated deficit	(8,545,128)	(7,440,464)
Total Stockholders’ Equity	3,860,918	3,986,631
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,973,099	$11,764,248

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended June 30, 2008 and June 30, 2007

	Three Months Ended
	June 30,	June 30,
	2008	2007
	(UNAUDITED)	(UNAUDITED)

Net Sales	$2,152,219	$1,768,292

Cost of sales
Fuel, maintenance & installation	1,907,857	1,253,809
Depreciation expense	132,300	97,207
	2,040,157	1,351,016
Gross profit	112,062	417,276

Operating expenses
General and administrative	385,063	332,589
Selling	134,242	44,160
Engineering	79,114	76,272
	598,419	453,021
Loss from operations	(486,357)	(35,745)

Other income (expense)
Interest & other income	34,876	80,692
Interest expense	(118,897)	(121,500)
	(84,021)	(40,808)

Net loss before minority interest	(570,378)	(76,553)

Minority interest, net of taxes	(89,209)	(58,589)
Provision for state income taxes	(20,315)	—
Net loss	$(679,902)	$(135,142)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding - basic and diluted	33,422,348	32,553,543

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the Six Months Ended June 30, 2008 and June 30, 2007

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(UNAUDITED)	(UNAUDITED)

Net Sales	$3,669,171	$2,998,335

Cost of sales
Fuel, maintenance & installation	2,984,944	2,199,370
Depreciation expense	248,001	189,850
	3,232,945	2,389,220
Gross profit	436,226	609,115

Operating expenses
General and administrative	733,950	616,273
Selling	249,092	159,614
Engineering	180,961	140,483
	1,164,003	916,370
Loss from operations	(727,777)	(307,255)

Other income (expense)
Interest & other income	82,782	144,601
Interest expense	(239,397)	(243,000)
	(156,615)	(98,399)

Net loss before minority interest	(884,392)	(405,654)

Minority interest, net of taxes	(171,344)	(105,216)
Provision for state income taxes	(48,928)	—
Net loss	$(1,104,664)	$(510,870)

Net loss per share - basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding - basic and diluted	33,193,284	30,383,044

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30, 2008 and June 30, 2007

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,104,664)	$(510,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251,537	66,666
Gain on sale of capital assets	—	108,219
Minority interest in net income of consolidated subsidiaries, net of taxes	171,344	105,216
Provision for losses on accounts receivable	24,999	30,000
Amortization of deferred financing costs	4,263	—
Non cash interest expense	118,897	121,500
Stock-based compensation	174,451	128,039

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(366,664)	(275,249)
Due from related party	97,338	121,896
Prepaid assets	(80,544)	(98,823)
Increase (decrease) in:
Accounts payable	336,420	12,749
Accrued expenses and other current liabilities	(96,538)	(188,824)
Accounts payable-affiliate	80,279	5,259
Net cash used in operating activities	(388,882)	(374,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,020,197)	(1,020,643)
Proceeds from sale of property and equipment	—	342,293
Purchase of short-term investments	(684,183)	—
Net cash used in investing activities	(1,704,380)	(678,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of restricted stock	—	752
Proceeds from exercise of warrants	654,500	140,000
Minority distribution from consolidated subsidiaries	(125,838)	(189,476)
Due from related party long- term	—	(150,000)
Proceeds from sale of common stock and warrants, net of costs	—	3,892,218
Proceeds from exercise of stock options	—	7,000
Net cash provided by financing activities	528,662	3,700,494

Net (decrease) increase in cash and cash equivalents	(1,564,600)	2,647,922
Cash and cash equivalents, beginning of the period	5,057,482	3,420,446
Cash and cash equivalents, ending of the period	$3,492,882	$6,068,368

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$120,500	$121,500
Income taxes	$59,323	$—

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Financial Statements (Unaudited) for the period ending June 30, 2008

Note 1 — Basis of Presentation:

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by the company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. The operating results for the three and six month period ended June 30, 2008 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2008.

The accompanying consolidated financial statements include the accounts of American DG Energy Inc., its wholly owned subsidiary American DG Energy and its 51% joint venture, American DG New York, LLC (“ADG NY”), (referred to hereafter as “Investee entities”), after elimination of all material intercompany accounts, transactions and profits. Investee entities in which American DG Energy, Inc. owns directly or indirectly 50% or more of the membership interests have been consolidated as a result of the company’s control over the Investee entities. All significant intercompany accounts and transactions are eliminated. Minority interests in the net assets and earnings or losses of consolidated Investee entities are reflected in the caption “Minority interest” in the accompanying consolidated financial statements. Minority interest adjusts the consolidated results of operations to reflect only American DG Energy Inc’s shares of the earnings or losses of the consolidated investee entities. Upon dilution of ownership below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

Revenue Recognition

Revenue from energy contracts is recognized when electricity, heat, and chilled water is produced by the cogeneration systems onsite. The company bills each month based on various meter readings installed at each site. The amount of energy produced by on-site energy systems is invoiced, as determined by a contractually defined formula. Under certain energy contracts, the customer directly acquires the fuel to power the systems and receives credit for that expense from the company. The credit is recorded as revenue and cost of fuel. We recognize revenue that relates to multiple element contracts in accordance with Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue to which this guidance applies includes a contract that consists of the sale of equipment, installation, energy, and maintenance. When a sales arrangement contains multiple elements, revenue is allocated to each element based upon its relative fair value. Fair value is determined based on the price of a deliverable sold on a standalone basis.

As a by-product of our energy business, in some cases the customer may choose to have us construct the system for them rather than have it owned by American DG Energy. In this case, we account for revenue and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the company’s policy is to record the entire expected loss, regardless of the percentage of completion. In certain instances, revenue from unresolved claims is recorded when, in the opinion of management, realization of such revenue is probable and can be reliably estimated, only to the extent of actual costs incurred. Otherwise, revenue from claims is recorded in the year in which such claims are resolved. Costs and estimated earnings in excess of related billings and unbilled revenue represent the excess of contract costs and profit recognized to date on the percentage-of-completion accounting method over billings to date on certain contracts. Billings in excess of related costs and estimated earnings represents the excess of billings to date over the amount of contract costs and profits recognized to date on the percentage-of-completion accounting method for certain contracts. Customers may buy out their long term obligation under energy contracts and purchase the underlying equipment from the company. Any resulting gain on these transactions is recognized over the payment period

AMERICAN DG ENERGY INC.

in the accompanying consolidated statements of operations. Revenues from operation and maintenance services, including shared savings are recorded when provided and verified.

Note 2 – Earnings per Common Share

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. For the three and six months ended June 30, 2008, we excluded 8,199,237 anti-dilutive shares resulting from conversion of debentures and exercise of stock options and warrants, and for the three and six months ended June 30, 2007, we excluded 7,344,145 anti-dilutive stock options and shares resulting from conversion of debentures. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2008 and June 30, 2007.

	Three Months		Six Months
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Earnings Per Share
Income (Loss) available to stockholders	$(679,902)	$(135,142)	$(1,104,664)	$(510,870)

Weighted average shares outstanding - Basic and Diluted	33,422,348	32,553,543	33,193,284	30,383,044
Basic and Diluted Earnings (Loss) per Share	$(0.02)	$(0.00)	$(0.03)	$(0.02)

Note 3—Stock-Based Compensation

Stock-based compensation expense under Statements of Financial Accounting Standards (“SFAS”) No. 123(R) was $174,451 for the six months ended June 30, 2008 and $128,039 for the six months ended June 30, 2007. The incremental impact of SFAS No. 123(R) during the six months ended June 30, 2008 represents stock-based compensation expense related to restricted stock and stock options. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $660,088. This amount will be recognized over the next five years. During the three and six months ended on June 30, 2008, there were no stock option awards granted. As of June 30, 2008, there were 688,000 unvested shares of restricted stock outstanding.

Restricted stock activity for the six months ended June 30, 2008 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 31, 2007	948,875	$0.70
Granted	—	—
Vested	(260,875)	0.70
Forfeited	—	—
Unvested, June 30, 2008	688,000	$0.70

Note 4 – Warrants

During the six months ended June 30, 2008, the company issued 935,000 shares of common stock through the exercise of warrants at a price per share of $0.70 resulting in proceeds to the company of $654,500. At the end of the period ended June 30, 2008, the Company had 575,000 warrants outstanding at an average exercise price of $0.70 per share, of which 75,000 expire by December 31, 2008.

Note 5 — Related party

The company purchases the majority of its cogeneration units from Tecogen, Inc. (“Tecogen”), an affiliate company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the company and the company leases office space from Tecogen. These costs were reimbursed by the company. Tecogen has a sublease agreement for the office building, which expires on March 31, 2009. In January 2008, the company amended its 2006 Facilities, Support Services

AMERICAN DG ENERGY INC.

and Business Agreement with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the amended business agreement, the company revised the rent allocation whereby Tecogen provides the company with office space and utilities at a flat rate of $2,053 per month. In May 2008, the company assumed additional space from Tecogen thereby increasing the monthly rent to $2,780.

On February 15, 2007, the company loaned the minority interest partner in the ADG NY $20,000 by signing in a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same minority interest partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms. All notes are classified in the Due from related party account in the accompanying balance sheet and are secured by the partner’s minority interest. On October 11, 2007, we extended to our minority interest partner a line of credit of $500,000. At June 30, 2008, $473,036 was outstanding and due to the company under the combination of the above agreements.

Our Chief Financial Officer devotes part of his business time to the affairs of GlenRose Instruments Inc., and part of his salary is reimbursed by GlenRose Instruments Inc.

Note 6 — Fair Value Measurements

SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with SFAS 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The three levels of the hierarchy are defined as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities. We currently do not have any Level 1 financial assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

During the six months ended on June 30, 2008, the company had $684,183 in short-term investments that are comprised of Certificates of Deposits which are categorized as Level 2.

Note 7 — Recent Accounting Pronouncements

Business combinations - In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, which requires changes in the accounting and reporting of business acquisitions. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value outlined in SFAS No. 157. SFAS 141(R) is effective for the company for acquisitions that occur beginning in 2010. Because the pronouncement is to be applied prospectively, there will be no impact on the company’s current financial statements as a result of adopting SFAS 141(R).

Minority Interests - In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51”, which requires changes in the accounting and reporting of noncontrolling interests in a subsidiary, also known as minority interest. The statement clarifies that a minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the company at the beginning of 2010. Because the pronouncement is to be applied prospectively, there will be no impact on the company’s current financial statements as a result of adopting SFAS 160.

AMERICAN DG ENERGY INC.

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

Second Quarter 2008 Compared to Second Quarter 2007

Revenues

Revenues in the second quarter of 2008 were $2,152,219 as compared to $1,768,292 for the same period in 2007, an increase of $383,927 or 21.7%. The increase in revenues was primarily due to an increase in our core On-Site Utility Energy business revenues that increased 87.3% from 2007.

During the second quarter of 2008, we were operating 53 energy systems at 29 locations in the Northeast, representing 4,045 kW of installed electricity plus thermal energy, compared to 42 energy systems at 22 locations, representing 2,820 kW of installed electricity plus thermal energy for the same period in 2007. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer’s local energy utility that month, less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the second quarter of 2008 were $2,040,157 as compared to $1,351,016 for the same period in 2007, an increase of $689,141 or 51.0%. Included in the cost of sales was depreciation expense of $132,300 in the second quarter of 2008, compared to $97,207 in the second quarter of 2007. Our cost of sales consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. The cost of natural gas is the largest component of our cost of sales and changes in natural gas prices can affect our margins. During the second quarter of 2008, our gross margins were 5.2% compared to 23.6% in 2007, primarily due to increased installation costs on the completion of two turn-key installation projects that were aggressively pursued in order to enter new markets. These one-time events negatively impacted our cost of sales and our margins, but had no affect on our core On-Site Utility Energy business. During the second quarter of 2008, our gross margins from our core On-Site Utility Energy business including depreciation were 17.4% compared to 14.0% in 2007.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, audit services, general insurance and other administrative expenses. Our general and administrative expenses in the second quarter of 2008 were $385,063 compared to $332,589 in the second quarter of 2007. The increase in the general and administrative expenses of $52,474 was primarily due to increase insurance and professional fees and the addition of a part time employee. Our general and administrative expenses include a non-cash compensation expense, in accordance with SFAS No.123(R) related to the issuance of restricted stock and option awards to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing effort consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses in the second quarter of 2008 were $134,242 compared to $44,160 in the second quarter of 2007. In the second quarter of 2007 we collected $93,591 that had been written off in previous quarters, which caused a favorable impact to expenses for that period.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to

AMERICAN DG ENERGY INC.

evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the second quarter of 2008 were $79,114 compared to $76,272 in the second quarter of 2007.

Operating Income

Operating income in the second quarter of 2008 was a loss of $486,357 compared to a loss of $35,745 in the second quarter of 2007. The operating loss was primarily due to increased installation costs on the completion of two turn-key installation projects that were aggressively pursued in order to enter new markets. These one-time events negatively impacted our operating income, but had no affect on our core On-Site Utility Energy business. Our non-cash compensation expense in accordance with SFAS No.123(R) related to the issuance of restricted stock and option awards to our employees was $78,811 in the second quarter of 2008, compared to $81,766 in the second quarter of 2007.

Other Income (Expense), Net

Our other expense, net in the second quarter of 2008 was $84,021 compared to $40,808 in the second quarter of 2007. Other income (expense), net, includes interest income, interest expense, and other items. Interest and other income was $34,876 in the second quarter of 2008 compared to $80,692 in the second quarter of 2007. The decrease was primarily due a lower cash balance and due to lower yields on our invested funds. Interest expense was $118,897 in the second quarter of 2008 compared to $121,500 in the second quarter of 2007, due to interest on our convertible debenture issued in 2006.

Provision for Income Taxes

The company had a provision for certain state taxes of $20,315 in the second quarter of 2008. The tax provision in the second quarter of 2007 was not material and was included in general and administrative expenses.

Minority Interest

In 2002, the company and AES-NJ Cogen Inc. of New Jersey created ADG NY to develop projects in the New York and New Jersey area. The company owns 51% of ADGNY.  Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner’s investment in each individual project. The company’s investments in ADGNY projects have ranged from 51% to 80%. The minority interest expense represents our partner’s share of profits in the entity. On our balance sheet, minority interest represents our partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The company reported minority interest of $89,209 in the second quarter of 2008 and $58,589 in the second quarter of 2007. The increase in minority interest share of their earnings is due to the overall increase in joint venture volume and profits.

First Six Months 2008 Compared with First Six Months 2007

Revenues

Revenues in the first six months of 2008 were $3,669,171 as compared to $2,998,335 for the same period in 2007, an increase of $670,836 or 22.4%. The increase in revenues was primarily due to an increase in our core On-Site Utility Energy business revenues that increased 63.9% from 2007.

During the first six months of 2008, we were operating 53 energy systems at 29 locations in the Northeast, representing 4,045 kW of installed electricity plus thermal energy, compared to 42 energy systems at 22 locations, representing 2,820 kW of installed electricity plus thermal energy for the same period in 2007. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer’s local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first six months of 2008 were $3,232,945 as compared to $2,389,220 for the same period in 2007, an increase of $843,725 or 35.3%. Included in the cost of sales was depreciation expense of $248,001 in the first six months of 2008, compared to $189,850 in the first six months of 2007. Our cost of sales consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. The cost of natural gas is the largest component of our cost of sales and changes in natural gas prices can affect our margins. During the first six months of 2008, our gross margins were 11.9% compared to 20.3% in 2007, primarily due to increased installation costs on the completion of two turn-key installation projects that

AMERICAN DG ENERGY INC.

were aggressively pursued in order to enter new markets. These one-time events negatively impacted our cost of sales and our margins, but had no affect on our core On-Site Utility Energy business. During the first six months of 2008, our gross margins from our core On-Site Utility Energy business including depreciation were 18.0% compared to 15.9% in 2007.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first six months of 2008 were $733,950 compared to $616,273 in the first six months of 2007. The increase in the general and administrative expenses of $117,677 was primarily due to increase insurance and professional fees and the addition of a part time employee. Our general and administrative expenses include a non-cash compensation expense, in accordance with SFAS No.123(R) related to the issuance of restricted stock and option awards to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing effort consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses in the first six months of 2008 were $249,092 compared to $159,614 in the first six months of 2007. In the first six months of 2007 we collected $93,591 that had been written off in previous quarters, which caused a favorable impact to expenses for that period and in May of 2007 we added an additional outside sales person to the staff.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first six months of 2008 were $180,961 compared to $140,483 in the first six months of 2007. The engineering expenses increased due to the addition of a new engineer and a service technician.

Operating Income

Operating income in the first six months of 2008 was a loss of $727,777 compared to a loss of $307,255 in the first six months of 2007. The operating loss was primarily due to increased installation costs on the completion of two turn-key installation projects that were aggressively pursued in order to enter new markets. These one-time events negatively impacted our operating income, but had no affect on our core On-Site Utility Energy business. Our non-cash compensation expense in accordance with SFAS No.123(R) related to the issuance of restricted stock and option awards to our employees was $174,451 in the first six months of 2008, compared to $128,039 in the first six months of 2007.

Other Income (Expense), Net

Our other expense, net in the first six months of 2008 was $156,615 compared to $98,399 in the first six months of 2007. Other income (expense), net, includes interest income, interest expense, and other items. Interest and other income was $82,782 in the first six months of 2008 compared to $144,601 in the first six months of 2007. The decrease was primarily due a lower cash balance and due to lower yields on our invested funds. Interest expense was $239,397 in the first six months of 2008 compared to $243,000 in the first six months of 2007, due to interest on our convertible debenture issued in 2006.

Provision for Income Taxes

The company had a provision for certain state taxes of $48,928 in the first six months of 2008. The tax provision in the first six months of 2007 was not material and was included in general and administrative expenses.

Minority Interest

In 2002, the company and AES-NJ Cogen Inc. of New Jersey created ADG NY to develop projects in the New York and New Jersey area. The company owns 51% of ADGNY. Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner’s investment in each individual project. The company’s investments in ADGNY projects have ranged from 51% to 80%. The minority interest expense represents our partner’s share of profits in the entity. On our balance sheet, minority interest represents our partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The company reported minority interest of $171,344 in the first six months of 2008 and $105,216 in the first six months of 2007. The increase in minority interest share of their earnings is due to the overall increase in joint venture volume and profits.

AMERICAN DG ENERGY INC.

Liquidity and Capital Resources

First Six Months 2008

Consolidated working capital in the first six months of 2008 was $4,734,470, compared to $5,555,696 at December 31, 2007. Included in working capital were cash, cash equivalents and short-term investments of $4,177,065 at June 30, 2008, compared to $5,057,482 at December 31, 2007. The decrease in working capital was a result of cash needed to fund operations.

 Cash used by operating activities was $388,882 in the first six months of 2008 compared to cash used of $374,222 in the first six months of 2007. The company’s short and long-term receivables balance, including unbilled revenue, increased to $1,108,894, in the first six months of 2008 from $767,229 at December 31, 2007, due to increase sales volume, resulting in a decrease in cash of $341,665. The company’s due from related parties short and long-term decreased to $473,036 in the first six months of 2008 from $570,374 at December 31, 2007, providing $97,338 of cash to the company due to payments received from our minority interest partner. Our prepaid and other current assets increased to $154,134 in the first six months of 2008 from $77,853 at December 31, 2007, using $80,544 of cash primarily due to prepaid insurance and prepaid taxes.

Accounts payable increased to $690,510 in the first six months of 2008, compared to $354,091 at December 31, 2007, providing $336,420 of cash to the company due to construction in process. Our accrued expenses and other current liabilities including accrued interest expense increased to $362,100 in the first six months of 2008 from $339,740 at December 31, 2007, using $96,538 of the company’s cash offset by an accrual of $118,897 for future interest payments.

During the first six months of 2008, the primary investing activities of the company’s operations were expenditures for the purchase of property, plant and equipment for the company’s energy system installations. The company used $1,020,197 for purchases and installation of energy systems and $684,183 for short-term investments. The company’s financing activities provided $528,662 of cash, net of costs, in the first six months of 2008 primarily from the exercise of common stock warrants.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. However, as we continue to grow our business by adding more energy systems, our cash requirements will increase. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures through the end of 2008. Beyond January 1, 2009 we may need to raise additional capital through a debt financing or an equity offering to meet our operating and capital needs for future growth.

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

AMERICAN DG ENERGY INC.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f).  Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of June 30, 2008.

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

The company had 13 employees as of June 30, 2008. Only one of those individuals is in the finance function, other than the Chief Financial Officer. This individual is responsible for receiving and distributing cash, billing, processing transactions, recording journal entries, reconciling accounts, and preparing the financial statements and related disclosures. He also has check signing authority, for transactions under $2,000. As a result, there is the potential for this individual to knowingly or unknowingly misappropriate assets or misstate our financial statements. To mitigate these risks, the company has put in place procedures where the Chief Executive Officer, the President and the Chief Financial Officer have check signing authority. In addition they review and approve all material contracts, transactions and related journal entries. They are also responsible for reviewing and approving monthly financials and related reconciliations, budget to actual comparisons and the information required to be disclosed by the company in all reports we have and will file under the Exchange Act.

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

AMERICAN DG ENERGY INC.

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

AMERICAN DG ENERGY INC.

PART II – OTHER INFORMATION

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

* Filed herewith.

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2008.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)