Form 10-Q
period 2008-09-30
AMERICAN DG ENERGY INC
filed 2008-11-10
CIK 1378706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2008

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

Yes ☐  No ☒

Number of registrant’s common stock, $0.001 per share, outstanding as of September 30, 2008: 33,919,496

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDING SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

References in this Form 10-Q to “we”, “us”, “our”, the “company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$2,525,436	$5,057,482
Short-term investments	770,107	—
Accounts receivable, net	920,133	693,818
Unbilled revenue	304,225	—
Due from related party, current	282,004	420,374
Prepaid and other current assets	133,458	77,853
Total current assets	4,935,363	6,249,527

Property, plant, and equipment, net	6,186,795	5,291,310

Accounts receivable, long- term	22,588	73,411
Due from related party, long-term	—	150,000
TOTAL ASSETS	11,144,746	11,764,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	267,931	354,091
Accrued expenses and other current liabilities	370,170	339,740
Total current liabilities	638,101	693,831

Convertible debentures	5,875,000	6,025,000
Total liabilities	6,513,101	6,718,831

Minority interest	1,111,636	1,058,786

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,919,496 and 32,805,924 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	33,919	32,806
Additional paid- in- capital	12,447,633	11,394,289
Accumulated deficit	(8,961,543)	(7,440,464)
Total Stockholders’ Equity	3,520,009	3,986,631
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,144,746	$11,764,248

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended September 30, 2008 and September 30, 2007

	Three Months Ended
	September 30, 2008	September 30, 2007
	(UNAUDITED)	(UNAUDITED)

Net Sales	$1,445,581	$1,626,512

Cost of sales
Fuel, maintenance & installation	942,599	1,158,200
Depreciation expense	156,105	88,311
	1,098,704	1,246,511
Gross profit	346,877	380,001

Operating expenses
General and administrative	334,300	315,236
Selling	133,920	125,361
Engineering	92,756	84,085
	560,976	524,682
Loss from operations	(214,099)	(144,681)

Other income (expense)
Interest & other income	34,661	66,181
Interest expense	(117,500)	(121,500)
	(82,839)	(55,319)

Loss before minority interest and income taxes	(296,938)	(200,000)

Minority interest, net of taxes	(104,767)	(105,089)
Provision for income taxes	(14,710)	—
Net loss	$(416,415)	$(305,089)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	33,229,387	31,786,275

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the Nine Months Ended September 30, 2008 and September 30, 2007

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(UNAUDITED)	(UNAUDITED)

Net Sales	$5,114,752	$4,624,847

Cost of sales
Fuel, maintenance & installation	3,927,543	3,357,570
Depreciation expense	404,106	278,161
	4,331,649	3,635,731
Gross profit	783,103	989,116

Operating expenses
General and administrative	1,068,250	931,509
Selling	383,012	284,975
Engineering	273,717	224,568
	1,724,979	1,441,052
Loss from operations	(941,876)	(451,936)

Other income (expense)
Interest & other income	117,443	210,782
Interest expense	(356,897)	(364,500)
	(239,454)	(153,718)

Loss before minority interest and income taxes	(1,181,330)	(605,654)

Minority interest, net of taxes	(276,111)	(210,305)
Provision for income taxes	(63,638)	—
Net loss	$(1,521,079)	$(815,959)

Net loss per share - basic and diluted	$(0.05)	$(0.03)

Weighted average shares outstanding - basic and diluted	32,742,466	30,311,662

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30, 2008 and September 30, 2007

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,521,079)	$(815,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	409,679	290,982
Gain on sale of capital assets	—	(108,219)
Minority interest in net income of consolidated subsidiaries, net of taxes	276,111	210,305
Provision for losses on accounts receivable	38,379	30,000
Amortization of deferred financing costs	6,395	—
Non cash interest expense	117,500	121,500
Stock-based compensation	249,957	201,169

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(518,096)	(333,975)
Due from related party	288,370	116,283
Prepaid assets	(62,000)	(102,709)
Increase (decrease) in:
Accounts payable	(86,160)	(9,926)
Accrued expenses and other current liabilities	(87,070)	(383,827)
Net cash used in operating activities	(888,014)	(784,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,305,164)	(967,261)
Proceeds from sale of property and equipment	—	427,000
Purchase of short-term investments	(770,107)	—
Net cash used in investing activities	(2,075,271)	(540,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of restricted stock	—	752
Proceeds from exercise of warrants	654,500	140,000
Minority distribution to consolidated subsidiaries	(223,261)	(300,415)
Due from related party long- term	—	(150,000)
Proceeds from sale of common stock and warrants, net of costs	—	3,892,218
Proceeds from exercise of stock options	—	7,000
Net cash provided by financing activities	431,239	3,589,555

Net (decrease) increase in cash and cash equivalents	(2,532,046)	2,264,918
Cash and cash equivalents, beginning of the period	5,057,482	3,420,446
Cash and cash equivalents, ending of the period	$2,525,436	$5,685,364

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Financial Statements (Unaudited) for the period ending September 30, 2008

Note 1 — Basis of Presentation:

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by the company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. The operating results for the three and nine month period ended September 30, 2008 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2008.

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

As a by-product of our energy business, in some cases the customer may choose to have us construct the system for them rather than have it owned by American DG Energy. In this case, we account for revenue and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the company’s policy is to record the entire expected loss, regardless of the percentage of completion. In certain instances, revenue from unresolved claims is recorded when, in the opinion of management, realization of such revenue is probable and can be reliably estimated, only to the extent of actual costs incurred. Otherwise, revenue from claims is recorded in the year in which such claims are resolved. Costs and estimated earnings in excess of related billings and unbilled revenue represent the excess of contract costs and profit recognized to date on the percentage-of-completion accounting method over billings to date on certain contracts. Billings in excess of related costs and estimated earnings represents the excess of billings to date over the amount of contract costs and profits recognized to date on the percentage-of-completion accounting method for certain contracts. Customers may buy out their long term obligation under energy contracts and purchase the underlying equipment from the company. Any resulting gain on these transactions is recognized in the consolidated

AMERICAN DG ENERGY INC.

statements of operations. Revenues from operation and maintenance services, including shared savings are recorded when provided and verified.

Note 2 – Earnings per Common Share

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. For the three and nine months ended September 30, 2008, we excluded 10,490,049 anti-dilutive shares resulting from conversion of debentures, and exercise of stock options, warrants and unvested restricted stock, and for the three and nine months ended September 30, 2007, we excluded 11,866,020 anti-dilutive resulting from conversion of debentures, and exercise of stock options, warrants and unvested restricted stock. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2008 and September 30, 2007.

	Three Months		Nine Months
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Earnings Per Share
Income (Loss) available to stockholders	$(416,415)	$(305,089)	$(1,521,079)	$(815,959)

Weighted average shares outstanding - Basic and Diluted	33,229,387	31,786,275	32,742,466	30,311,662
Basic and Diluted Earnings (Loss) per Share	$(0.01)	$(0.01)	$(0.05)	$(0.03)

Note 3—Stock-Based Compensation

Stock-based compensation expense under Statements of Financial Accounting Standards (“SFAS”) No. 123(R) was $249,957 for the nine months ended September 30, 2008 and $201,169 for the nine months ended September 30, 2007. The incremental impact of SFAS No. 123(R) during the nine months ended September 30, 2008 represents stock-based compensation expense related to restricted stock and stock options. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $584,580. This amount will be recognized over the next five years. During the three and nine months ended on September 30, 2008, there were no stock option awards granted. As of September 30, 2008, there were 680,000 unvested shares of restricted stock outstanding.

Restricted stock activity for the nine months ended September 30, 2008 was as follows:

	Number of Restricted Stock	Grant Date Fair Value

Unvested, December 31, 2007	948,875	$0.70
Granted	—	—
Vested	(268,875)	0.70
Forfeited	—	—
Unvested, September 30, 2008	680,000	$0.70

Note 4 – Warrants

During the nine months ended September 30, 2008, the company issued 935,000 shares of common stock through the exercise of warrants at a price per share of $0.70 resulting in proceeds to the company of $654,500. At the end of the period ended September 30, 2008, the Company had 575,000 warrants outstanding at an average exercise price of $0.70 per share, of which 75,000 expire by December 31, 2008.

Note 5 — Related party

The company purchases the majority of its cogeneration units from Tecogen, Inc. (“Tecogen”), an affiliate company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the company and the company leases office space from Tecogen. These costs were reimbursed by the company. Tecogen has a sublease agreement for the office building, which expires on March 31, 2009. In January 2008, the company amended its 2006 Facilities, Support Services

AMERICAN DG ENERGY INC.

and Business Agreement with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the amended business agreement, the company revised the rent allocation whereby Tecogen provides the company with office space and utilities at a flat rate of $2,053 per month. In May 2008, the company assumed additional space from Tecogen thereby increasing the monthly rent to $2,780 and in October 2008, the company assumed additional space from Tecogen thereby increasing the monthly rent to $3,113.

On February 15, 2007, the company loaned the minority interest partner in the ADG NY $20,000 by signing in a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same minority interest partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms. All notes are classified in the Due from related party account in the accompanying balance sheet and are secured by the partner’s minority interest. On October 11, 2007, we extended to our minority interest partner a line of credit of $500,000. At September 30, 2008, $282,004 was outstanding and due to the company under the combination of the above agreements.

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

During the nine months ended on September 30, 2008, the company had $770,107 in short-term investments that are comprised of Certificates of Deposits which are categorized as Level 2.

Note 7 —- Recent Accounting Pronouncements

Business combinations - In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, which requires changes in the accounting and reporting of business acquisitions. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value outlined in SFAS No. 157. SFAS 141(R) is effective for the company for acquisitions that occur beginning in 2009. Because the pronouncement is to be applied prospectively, there will be no impact on the company’s current financial statements as a result of adopting SFAS 141(R).

Minority Interests - In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51”, which requires changes in the accounting and reporting of noncontrolling interests in a subsidiary, also known as minority interest. The statement clarifies that a minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the company at the beginning of 2009. Because the pronouncement is to be applied prospectively, there will be no impact on the company’s current financial statements as a result of adopting SFAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. This standard is effective

AMERICAN DG ENERGY INC.

for fiscal years beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its results of operations and financial condition.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its results of operations and financial condition.

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

Third Quarter 2008 Compared to Third Quarter 2007

Revenues

Revenues in the third quarter of 2008 were $1,445,581 as compared to $1,626,512 for the same period in 2007, a decrease of $180,931 or 11.1%. The decrease in revenues was primarily due to a decrease in our turn-key installation projects, offset by an increase in our core On-Site Utility Energy business revenues. In the third quarter of 2008 our On-Site Energy business revenues increased to $1,317,258 as compared to $820,309 for the same period in 2007, an increase of 60.6%.

During the third quarter of 2008, we were operating 53 energy systems at 29 locations in the Northeast, representing 4,045 kW of installed electricity plus thermal energy, compared to 42 energy systems at 22 locations, representing 2,820 kW of installed electricity plus thermal energy for the same period in 2007. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer’s local energy utility that month, less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the third quarter of 2008 were $1,098,704 as compared to $1,246,511 for the same period in 2007, a decrease of $147,807 or 11.9%. Included in the cost of sales was depreciation expense of $156,105 in the third quarter of 2008, compared to $88,311 in the third quarter of 2007. Also included were our costs for certain turn-key installation projects. Our cost of sales for our core On-Site Utility business consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. During the third quarter of 2008, our gross margins remained relatively flat at 24.0% compared to 23.4% in 2007. During the third quarter of 2008, depreciation expense increased due to additional sites coming on line in late 2007 that were partially depreciated and are now depreciated at the full rate. Additional sites have been added in 2008 as well.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, audit services, general insurance and other administrative expenses. Our general and administrative expenses in the third quarter of 2008 were relatively flat at $334,300 compared to $315,236 in the third quarter of 2007. The increase in the general and administrative expenses of $19,064 was primarily due to a non-cash compensation expense, in accordance with SFAS No.123(R) related to the issuance of restricted stock and option awards to our employees, and due to the addition of a part time employee.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing effort consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses in the third quarter of 2008 were $133,920 compared to $125,361 in the third quarter of 2007.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the third quarter of 2008 were $92,756 compared to $84,085 in the third quarter of 2007.

Operating Income

Operating income in the third quarter of 2008 was a loss of $214,099 compared to a loss of $144,681 in the third quarter of 2007. The increase in the operating loss was primarily due to the decrease in our turn-key installation projects. Our non-cash compensation expense in accordance with SFAS No.123(R) related to the issuance of restricted stock and option awards to our employees was $75,506 in the third quarter of 2008, compared to $73,130 in the third quarter of 2007.

Other Income (Expense), Net

Our other expense, net in the third quarter of 2008 was $82,839 compared to $55,319 in the third quarter of 2007. Other income (expense), net, includes interest income, interest expense, and other items. Interest and other income was $34,661 in the third quarter of 2008 compared to $66,181 in the third quarter of 2007. The decrease was primarily due a lower cash balance and due to lower yields on our invested funds. Interest expense was $117,500 in the third quarter of 2008 compared to $121,500 in the third quarter of 2007, due to interest on our convertible debenture issued in 2006.

Provision for Income Taxes

Due to the profitability of our joint venture ADG NY, the company had a provision for certain state taxes of $14,710 in the third quarter of 2008. The tax provision in the third quarter of 2007 was not material and was included in general and administrative expenses.

Minority Interest

In 2002, the company and AES-NJ Cogen Inc. of New Jersey created ADG NY to develop projects in the New York and New Jersey area. The company owns 51% of ADGNY.  Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner’s investment in each individual project. The company’s investments in ADGNY projects have ranged from 51% to 80%. The minority interest expense represents our partner’s share of profits in the entity. On our balance sheet, minority interest represents our partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The company reported minority interest of $104,767 in the third quarter of 2008 and $105,089 in the third quarter of 2007. The increase in minority interest share of their earnings is due to the overall increase in joint venture volume and profits.

First Nine Months 2008 Compared with First Nine Months 2007

Revenues

Revenues in the first nine months of 2008 were $5,114,752 as compared to $4,624,847 for the same period in 2007, an increase of $489,905 or 10.6%. The increase in revenues was primarily due to an increase in our core On-Site Utility Energy business revenues that increased to $3,866,014 as compared to $2,373,688 for the same period in 2007, an increase of 62.9%.

During the first nine months of 2008, we were operating 53 energy systems at 29 locations in the Northeast, representing 4,045 kW of installed electricity plus thermal energy, compared to 42 energy systems at 22 locations, representing 2,820 kW of installed electricity plus thermal energy for the same period in 2007. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer’s local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first nine months of 2008 were $4,331,649 as compared to $3,635,731 for the same period in 2007, an increase of $695,918 or 19.1%. Included in the cost of sales was depreciation expense of $404,106 in the first nine months of 2008, compared to $278,161 in the first nine months of 2007. Also included were our costs for certain turn-key installation projects. Our cost of sales for our core On-Site Utility business consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. During the first nine months of 2008, our gross margins were 15.3% compared to 21.4% in 2007, primarily due to increased installation costs on the completion of two turn-key installation projects that were aggressively pursued in order to enter new markets. These events negatively impacted our cost of sales and our margins, but had no affect on our core On-Site Utility Energy business. During the third quarter of 2008, depreciation expense increased due to additional sites coming on line in late 2007 that were partially depreciated and are now depreciated at the full rate. Additional sites have been added in 2008 as well.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first nine months of 2008 were $1,068,250 compared to $931,509 in the first nine months of 2007. The increase in the general and administrative expenses of $136,741 was primarily due to increase insurance and professional fees and the addition of a part time employee. Our general and administrative expenses include a non-cash compensation expense, in accordance with SFAS No.123(R) related to the issuance of restricted stock and option awards to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing effort consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses in the first nine months of 2008 were $383,012 compared to $284,975 in the first nine months of 2007. In the first nine months of 2007 we collected $93,591 that had been written off in previous quarters, which caused a favorable impact to expenses for that period and in May of 2007 we added an additional outside sales person to the staff. Also during the first nine months of 2008 we increased our marketing expenses to generate new business.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first nine months of 2008 were $273,717 compared to $224,568 in the first nine months of 2007. The engineering expenses increased primarily due to the addition of a new engineer and a service technician.

Operating Income

Operating income in the first nine months of 2008 was a loss of $941,876 compared to a loss of $451,936 in the first nine months of 2007. The increase in the operating loss was primarily due to increased installation costs on the completion of two turn-key installation projects that were aggressively pursued in order to enter new markets. These events negatively impacted our operating income, but had no affect on our core On-Site Utility Energy business. Our non-cash compensation expense in accordance with SFAS No.123(R) related to the issuance of restricted stock and option awards to our employees was $249,957 in the first nine months of 2008, compared to $201,169 in the first nine months of 2007.

Other Income (Expense), Net

Our other expense, net in the first nine months of 2008 was $239,454 compared to $153,718 in the first nine months of 2007. Other income (expense), net, includes interest income, interest expense, and other items. Interest and other income was $117,443 in the first nine months of 2008 compared to $210,782 in the first nine months of 2007. The decrease was primarily due a lower cash balance and due to lower yields on our invested funds. Interest expense was $356,897 in the first nine months of 2008 compared to $364,500 in the first nine months of 2007, due to interest on our convertible debenture issued in 2006.

Provision for Income Taxes

Due to the profitability of our joint venture ADG NY, the company had a provision for certain state taxes of $63,638 in the first nine months of 2008. The tax provision in the first nine months of 2007 was not material and was included in general and administrative expenses.

Minority Interest

In 2002, the company and AES-NJ Cogen Inc. of New Jersey created ADG NY to develop projects in the New York and New Jersey area. The company owns 51% of ADGNY. Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner’s investment in each individual project. The company’s investments in ADGNY projects have ranged from 51% to 80%. The minority interest expense represents our partner’s share of profits in the entity. On our balance sheet, minority interest represents our partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The company reported minority interest of $276,111 in the first nine months of 2008 and $210,305 in the first nine months of 2007. The increase in minority interest share of their earnings is due to the overall increase in joint venture volume and profits.

Liquidity and Capital Resources

First Nine months 2008

Consolidated working capital at September 30, 2008 was $4,319,850, compared to $5,555,696 at December 31, 2007. Included in working capital were cash, cash equivalents and short-term investments of $3,295,543 at September 30, 2008, compared to $5,057,482 at December 31, 2007. The decrease in working capital was a result of cash needed to fund operations.

Cash used by operating activities was $888,014 in the first nine months of 2008 compared to cash used of $784,376 in the first nine months of 2007. The company’s short and long-term receivables balance, including unbilled revenue, increased to $1,246,946, in the first nine months of 2008 compared to $767,229 at December 31, 2007, due to increase sales volume, resulting in a decrease in cash of $479,717. The company’s due from related parties short and long-term decreased to $282,004 in the first nine months of 2008 compared to $570,374 at December 31, 2007, providing $288,370 of cash to the company due to payments received from our minority interest partner. Our prepaid and other current assets increased to $133,458 in the first nine months of 2008 compared to $77,853 at December 31, 2007, using $55,605 of cash primarily due to prepaid insurance and prepaid taxes.

Accounts payable decreased to $267,931 in the first nine months of 2008, compared to $354,091 at December 31, 2007, using $86,160 of cash due to timing of vendor invoices. Our accrued expenses and other current liabilities including accrued interest expense increased to $370,170 in the first nine months of 2008 compared to $339,740 at December 31, 2007, providing $30,430 of the company’s cash offset by an accrual of $117,500 for future interest payments.

During the first nine months of 2008, the primary investing activities of the company’s operations were expenditures for the purchase of property, plant and equipment for the company’s energy system installations. The company used $1,305,164 for purchases and installation of energy systems and $770,107 for short-term investments. The company’s financing activities provided $431,239 of cash, net of costs, in the first nine months of 2008 from the exercise of common stock warrants, offset by distributions to our minority interest partner.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f).  Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of September 30, 2008.

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

The company had 13 employees as of September 30, 2008. Only one of those individuals is in the finance function, other than the Chief Financial Officer. This individual is responsible for receiving and distributing cash, billing, processing transactions, recording journal entries, reconciling accounts, and preparing the financial statements and related disclosures. He also has check signing authority, for transactions under $2,000. As a result, there is the potential for this individual to knowingly or unknowingly misappropriate assets or misstate our financial statements. To mitigate these risks, the company has put in place procedures where the Chief Executive Officer, the President and the Chief Financial Officer have check signing authority. In addition they review and approve all material contracts, transactions and related journal entries. They are also responsible for reviewing and approving monthly financials and related reconciliations, budget to actual comparisons and the information required to be disclosed by the company in all reports we have and will file under the Exchange Act.

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

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2008.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)