Form 10-Q
period 2009-03-31
AMERICAN DG ENERGY INC
filed 2009-05-14
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes ☐  No ☒

Title of each class	Outstanding at March 31, 2009
Common Stock, $0.001 par value	34,034,496

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING MARCH 31, 2009

TABLE OF CONTENTS

References in this Form 10-Q to “we”, “us”, “our”, the “company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	UNAUDITED
ASSETS
Current assets:
Cash and cash equivalents	$1,502,742	$1,683,498
Short-term investments	271,133	761,614
Accounts receivable, net	789,143	835,922
Unbilled revenue	129,448	204,750
Due from related party, current	379,538	297,417
Prepaid and other current assets	164,362	163,121
Total current assets	3,236,366	3,946,322

Property, plant and equipment, net	7,230,214	6,983,392

Accounts receivable, long- term	-	5,647
TOTAL ASSETS	10,466,580	10,935,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	275,139	270,852
Accrued expenses and other current liabilities	331,814	384,340
Due to related party	195,042	166,560
Capital lease obligations	2,431	2,431
Total current liabilities	804,426	824,183

Long-term liabilities:
Convertible debentures	5,875,000	5,875,000
Capital lease obligations, long-term	13,865	14,394
Total liabilities	6,693,291	6,713,577

Stockholders’ equity:
American DG Energy Inc. shareholders' equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 34,034,496 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	34,034	34,034
Additional paid- in- capital	12,709,578	12,614,332
Common stock subscription	(10,540)	(35,040)
Accumulated deficit	(10,283,858)	(9,708,545)
Total American DG Energy Inc. stockholders' equity	2,449,214	2,904,781
Noncontrolling interest	1,324,075	1,317,003
Total stockholders' equity	3,773,289	4,221,784

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,466,580	$10,935,361

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended March 31, 2009 and March 31, 2008

	Three Months Ended
	March 31,	March 31,
	2009	2008
	UNAUDITED	UNAUDITED

Net Sales	$1,403,529	$1,516,952

Cost of sales
Fuel, maintenance and installation	1,054,533	1,077,087
Depreciation expense	197,742	115,701
	1,252,275	1,192,788
Gross profit	151,254	324,164

Operating expenses
General and administrative	349,767	348,887
Selling	120,064	114,850
Engineering	118,760	101,847
	588,591	565,584
Loss from operations	(437,337)	(241,420)

Other income (expense)
Interest and other income	23,778	47,906
Interest expense	(117,500)	(120,500)
	(93,722)	(72,594)

Loss from continuing operations, before tax	(531,059)	(314,014)
Provision for state income taxes	(2,050)	(28,613)
Net loss	(533,109)	(342,627)

Less: Income attributable to the noncontrolling interest	(42,204)	(82,135)
Net loss attributable to American DG Energy Inc.	(575,313)	(424,762)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	33,535,306	32,265,813

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Three Months Ended March 31, 2009 and March 31, 2008

	Three Months Ended
	March 31,	March 31,
	2009	2008
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(575,313)	$(424,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201,076	117,200
Noncontrolling interest in net income of consolidated subsidiaries, net of taxes	42,204	82,135
Provision for losses on accounts receivable	65,259	-
Amortization of deferred financing costs	2,132	2,132
Non cash interest expense	117,500	120,500
Stock-based compensation	84,746	95,640

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	62,469	130,901
Due from related party	(82,121)	35,004
Prepaid assets	(3,373)	(25,488)
Increase (decrease) in:
Accounts payable	4,287	94,525
Accrued expenses and other current liabilities	(170,026)	(37,260)
Due to related party	28,482	72,200
Net cash (used in) provided by operating activities	(222,678)	262,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(447,898)	(688,478)
Sale of short-term investments	490,481	(94,231)
Net cash provided by (used in) investing activities	42,583	(782,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	35,000	269,500
Payments on capital lease obligations	(529)	-
Noncontrolling distribution to consolidated subsidiaries	(35,132)	(53,920)
Net cash (used in) provided by financing activities	(661)	215,580

Net (decrease) in cash and cash equivalents	(180,756)	(304,402)
Cash and cash equivalents, beginning of the period	1,683,498	5,057,482
Cash and cash equivalents, ending of the period	$1,502,742	$4,753,080

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$117,500	$120,500
Income taxes	$21,960	$5,847

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Financial Statements (Unaudited) for the period ending March 31, 2009

Note 1 – Basis of Presentation:

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by the company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. The operating results for the three month period ended March 31, 2009 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2009.

The accompanying consolidated financial statements include the accounts of the company, its wholly owned subsidiary American DG Energy and its 51% joint venture, American DG New York, LLC, or ADGNY, (referred to hereafter as “Investee entities”), after elimination of all material intercompany accounts, transactions and profits. Investee entities in which the company owns directly or indirectly 50% or more of the membership interests have been consolidated as a result of the company's control over the Investee entities. Noncontrolling interests in the net assets and earnings or losses of consolidated Investee entities are reflected in the caption “Noncontrolling interest” in the accompanying consolidated financial statements. Noncontrolling interest adjusts the consolidated results of operations to reflect only the company’s shares of the earnings or losses of the consolidated investee entities. Upon dilution of ownership below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

AMERICAN DG ENERGY INC.

Note 2 – Loss per Common Share:

We compute basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, we consider our shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. For the three months ended March 31, 2009, we excluded 10,375,174 anti-dilutive shares resulting from conversion of debentures and exercise of stock options, warrants and unvested restricted stock, and for the three months ended March 31, 2008, we excluded 11,226,621 anti-dilutive shares resulting from conversion of debentures and exercise of stock options, warrants and unvested restricted stock. All shares issuable for both years were anti-dilutive because of the reported net loss.

	Three Months
	March 31,	March 31,
	2009	2008
Earnings per share
Loss available to stockholders	$(575,313)	$(424,762)

Weighted average shares outstanding - Basic and diluted	33,535,306	32,265,813
Basic and diluted loss per share	$(0.02)	$(0.01)

Note 3 – Stock-Based Compensation:

Stock-based compensation expense under Statements of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”, or SFAS No. 123(R) was $84,746 for the three months ended March 31, 2009 and $95,640 for the three months ended March 31, 2008. The incremental impact of SFAS No. 123(R) during the three months ended March 31, 2009 represents stock-based compensation expense related to restricted stock and stock options. At March 31, 2009, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $650,785. This amount will be recognized over the weighted average period of 5.87 years. During the three months ended on March 31, 2009, the company issued 13,000 stock options to three employees with a vesting schedule of 25% per year and expiration in five years. At March 31, 2009, there were 489,125 unvested shares of restricted stock outstanding.

Restricted stock activity for the three months ended March 31, 2009 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 31, 2008	720,000	$0.70
Granted	-	-
Vested	(230,875)	0.70
Forfeited	-	-
Unvested, March 31, 2009	489,125	$0.70

Note 4 – Warrants:

During the quarter ended March 31, 2009, the company sold a warrant to purchase shares of common stock to an accredited investor for a purchase price of $10,500. The warrant, which expires on February 24, 2012, gives the investor the right but not the obligation to purchase 50,000 shares of the company’s common stock at an exercise price per share of $3.00. At March 31, 2009, the company had 500,000 warrants outstanding at an exercise price of $0.70 per share that expire on April 5, 2010, and 50,000 warrants outstanding at an exercise price of $3.00 per share that expire on February 24, 2012.

Note 5 – Related party:

The company purchases the majority of its cogeneration units from Tecogen Inc., or Tecogen, an affiliate company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the company and the company leases office space from Tecogen. These costs were reimbursed by the company. Tecogen has a sublease agreement for the office building, which expires on March 31, 2014.

AMERICAN DG ENERGY INC.

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

On February 15, 2007, the company loaned the noncontrolling interest partner in ADGNY $20,000 by signing a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same noncontrolling interest partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a note agreement under the same terms. All notes are classified in the “Due from related party” account in the accompanying balance sheet and are secured by the partner’s noncontrolling interest. On October 11, 2007, we extended to our noncontrolling interest partner a line of credit of $500,000. At March 31, 2009, $362,123 was outstanding and due to the company under the combination of the above agreements.

The company’s Chief Financial Officer devotes part of his business time to the affairs of GlenRose Instruments Inc., or GlenRose, and part of his salary is reimbursed by GlenRose. Also, the company’s Chief Executive Officer is the Chairman of the Board and a significant investor in GlenRose and does not receive a salary, bonus or any other compensation from GlenRose.

Note 6 – Commitments and Contingencies:

In November 2008, the company received from Georgia King Village, an On-Site Utility energy customer, a notice to terminate operations at their location. The company notified the management of Georgia King Village that the termination notice violated the terms of the agreement between the company and Georgia King Village and that termination charges would apply. The company proceeded to remove five energy systems and other supporting equipment from the Georgia King Village site and placed them in inventory. The aforementioned dispute is scheduled for an arbitration hearing in the second quarter of 2009. The company does not expect the outcome of this arbitration to have a material impact on its results of operations and financial condition.

Note 7 – Fair Value Measurements:

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

During the three months ended on March 31, 2009, the company had $271,133 in short-term investments that are comprised of Certificates of Deposits which are categorized as Level 2. The Company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

AMERICAN DG ENERGY INC.

Note 8 – Recent Accounting Pronouncements:

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51”, or SFAS No. 160, which requires changes in the accounting and reporting of noncontrolling interests in a subsidiary, also known as minority interest. The statement clarifies that a minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 was effective for the company beginning January 1, 2009, and resulted in a change in presentation of minority interests in the consolidated financial statements consistent with the new standard.

In February 2008, the FASB issued FASB Staff Position No. 157-2, or FSP No. 157-2,  which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP No. 157-2. On January 1, 2009, the company adopted without material impact on its condensed consolidated financial statements the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis including nonfinancial long-lived assets measured at fair value for impairment assessment.

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

Note 9 – Subsequent Event

On April 23, 2009, the company entered into a subscription agreement with certain investors, to sell 1,076,190 shares of restricted common stock. The purchase price per share was $2.10 and the aggregate purchase price for the shares was approximately $2,260,000. The closing of the transaction took place on April 27, 2009. Investors participating in the private placement are Nettlestone Enterprises Limited, the John Hatsopoulos 1989 Family Trust for the benefit of his adult children, Charles T. Maxwell, a director of the company, and others. The proceeds of the private placement will be used to fund additional installations of the company’s On-Site Utility energy systems and for general corporate and working capital purposes.

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

First Quarter 2009 Compared to First Quarter 2008

Revenues

Revenues in the first quarter of 2009 were $1,403,529 as compared to $1,516,952 for the same period in 2008, a decrease of $113,423 or 7.5%. The decrease in revenues was primarily due to the decrease in our non-core turn-key installation projects revenues offset by an increase in our core On-Site Utility energy revenues that increased to $1,394,521 as compared to $1,234,909 for the same period in 2008, an increase of 12.9%. Our On-Site Utility energy revenues were also affected by lower energy prices (electricity, natural gas and oil) in the greater New York metropolitan area.

During the first quarter of 2009, we were operating 58 energy systems at 33 locations in the Northeast, representing 4,075 kW of installed electricity plus thermal energy, compared to 52 energy systems at 28 locations, representing 3,945 kW of installed electricity plus thermal energy for the same period in 2008. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first quarter of 2009 were $1,252,275 as compared to $1,192,788 for the same period in 2008, an increase of $59,487 or 5.0%. Included in the cost of sales was depreciation expense of $197,742 in the first quarter of 2009, compared to $115,701 in 2008. Our cost of sales for our core On-Site Utility business consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. During the first quarter of 2009, our gross margins were 10.8% compared to 21.4% in 2008, primarily due to lower energy prices (electricity, natural gas and oil) in the greater New York metropolitan area. Our On-Site Utility energy margins excluding depreciation were 23.9% in the first quarter of 2009 as compared to 27.5% during the same period in 2008.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first quarter of 2009 remained relatively flat at $349,767 compared to $348,887 in 2008, an increase of $880 or 0.3%. Our general and administrative expenses include non-cash compensation expense, in accordance with SFAS No. 123(R), related to the issuance of restricted stock and option awards to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing efforts consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses in the first quarter of 2009 were $120,064 compared to $114,850 in 2008, an increase of $5,214 or 4.5%. The increase in our selling expenses was primarily due to additional sales expenses.

AMERICAN DG ENERGY INC.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first quarter of 2009 were $118,760 compared to $101,847 in 2008, an increase of $16,913 or 16.6%. The increase in our engineering expenses was primarily due to increased travel expenses of our personnel.

Operating Income

Operating income in the first quarter of 2009 was a loss of $437,337 compared to a loss of $241,420 in 2008. The increase in the operating loss was primarily due to lower revenue and lower margins primarily in the greater New York metropolitan area. Our non-cash compensation expense in accordance with SFAS No. 123(R) related to the issuance of restricted stock and option awards to our employees was $84,746 in the first quarter of 2009, compared to $95,640 in 2008.

Other Income (Expense), Net

Our other income (expense), net, in the first quarter of 2009 was $93,722 compared to $72,594 in 2008. Other income (expense), net, includes interest income, interest expense and other items. Interest and other income was $23,778 in the first quarter of 2009 compared to $47,906 in 2008. The decrease was primarily due to a lower cash balance and lower yields on our invested funds. Interest expense was $117,500 in the first quarter of 2009 compared to $120,500 in 2008, due to interest on our convertible debenture issued in 2006.

Provision for Income Taxes

Our provision for state income taxes in the first quarter of 2009 was $2,050 compared to $28,613 in 2008, due to the profitability of our joint venture ADG NY. No benefit to the company’s losses has been provided in either period.

Noncontrolling Interest

In 2002, the company and AES-NJ Cogen Inc. of New Jersey created ADG NY to develop projects in the New York and New Jersey area. The company owns 51% of ADGNY. Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner’s investment in each individual project. The company’s investments in ADGNY projects have ranged from 51% to 80%. The noncontrolling interest represents our partner’s share of profits in the entity. On our balance sheet, noncontrolling interest represents our partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The noncontrolling interest share in the profits in the entity was $42,204 in the first quarter of 2009 and $82,135 in 2008. The decrease in noncontrolling interest is due to the overall decrease in joint venture volume and profits. In the first quarter of 2009, the company made a distribution of $35,131 to the noncontrolling interest partner.

Liquidity and Capital Resources

Consolidated working capital in the first quarter of 2009 was $2,431,940, compared to $3,122,139 at December 31, 2008. Included in working capital were cash, cash equivalents and short-term investments of $1,773,875 in the first quarter of 2009, compared to $2,445,112 at December 31, 2008. The decrease in working capital was a result of cash needed to fund operations.

 Cash used by operating activities was $222,678 in the first quarter of 2009 compared to cash provided of $262,727 in the first quarter of 2008. The company's short and long-term receivables balance, including unbilled revenue, decreased to $918,591, in the first quarter of 2009 compared to $1,046,319 at December 31, 2008, due to decreased sales volume, resulting in an increase in cash of $127,728. Amount due to the company from related parties, short and long-term, increased to $379,538 in the first quarter of 2009 compared to $297,417 at December 31, 2008, using $82,121 of cash due to an additional loan to our noncontrolling interest partner. Our prepaid and other current assets increased to $164,362 in the first quarter of 2009 compared to $163,121 at December 31, 2008, using $1,241 of cash.

Accounts payable increased to $275,139 in the first quarter of 2009, compared to $270,852 at December 31, 2008, providing $4,287 of cash to the company. Our accrued expenses and other current liabilities including accrued interest expense decreased to $331,814 in the first quarter of 2009 compared to $384,340 at December 31, 2008, using $52,526 of the company’s cash, offset by an accrual of $117,500 for future interest payments. Our due to related party increased to $195,042 in the first quarter of 2009, compared to $166,560 at December 31, 2008 due to maintenance invoices received late in the period.

During the first quarter of 2009, the primary investing activities of the company's operations were expenditures for the purchase of property, plant and equipment for the company's energy system installations. The company used $447,898 for purchases and installation of energy systems. The company’s short-term investments provided $490,481 of cash as our funds invested in certificates of deposits matured and converted into cash. The company's financing activities used $661 of cash in the first quarter of 2009 from the exercise of common stock warrants, offset by distributions to our noncontrolling interest partner and payments on capital lease obligations.

AMERICAN DG ENERGY INC.

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

In April 2009, the company entered into a subscription agreement with certain investors, to sell 1,076,190 shares of restricted common stock. The purchase price per share was $2.10 and the aggregate purchase price for the shares was approximately $2,260,000. The proceeds of the private placement will be used to fund additional installations of the company’s On-Site Utility energy systems and for general corporate and working capital purposes.

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

Significant Accounting Policies and Critical Estimates

The company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the 2008 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the company are described in the Financial Review in the company’s 2008 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f).  Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of March 31, 2009.

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

The company had 13 employees as of March 31, 2009. Other than the Chief Financial Officer, only two individuals are in the finance function, one of which is part-time. These individuals are responsible for receiving and distributing cash, billing, processing transactions, recording journal entries, reconciling accounts and preparing the financial statements and related disclosures. One individual has check signing authority for transactions under $2,000. As a result, there is the potential for that individual to knowingly or unknowingly misappropriate assets or misstate our financial statements. To mitigate these risks, the company has put in place procedures where the Chief Executive Officer, the President and the Chief Financial Officer have check signing authority. In addition, they review and approve all material contracts, transactions and related journal entries. They are also responsible for reviewing and approving monthly financials and related reconciliations, budget to actual comparisons and the information required to be disclosed by the company in all reports filed under the Exchange Act.

AMERICAN DG ENERGY INC.

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

AMERICAN DG ENERGY INC.
PART II – OTHER INFORMATION

Item 1A:  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 6:  Exhibits

Exhibit Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith.

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2009.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)