Form 10-Q
period 2009-06-30
AMERICAN DG ENERGY INC
filed 2009-08-14
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Title of each class	Outstanding at June 30, 2009
Common Stock, $0.001 par value	35,771,400

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING JUNE 30, 2009

References in this Form 10-Q to “we”, “us”, “our”, the “company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	UNAUDITED
ASSETS
Current assets:
Cash and cash equivalents	$2,814,292	$1,683,498
Short-term investments	447,240	761,614
Accounts receivable, net	601,467	835,922
Unbilled revenue	119,617	204,750
Due from related party, current	133,965	297,417
Prepaid and other current assets	152,088	163,121
Total current assets	4,268,669	3,946,322

Property, plant and equipment, net	7,334,921	6,983,392

Accounts receivable, long- term	-	5,647
TOTAL ASSETS	11,603,590	10,935,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	197,834	270,852
Accrued expenses and other current liabilities	501,399	384,340
Due to related party	46,514	166,560
Capital lease obligations	3,365	2,431
Total current liabilities	749,112	824,183

Long-term liabilities:
Convertible debentures	5,320,000	5,875,000
Capital lease obligations, long-term	11,778	14,394
Total liabilities	6,080,890	6,713,577

Stockholders’ equity:
American DG Energy Inc. shareholders' equity:
Common stock, $0.001 par value; 50,000,000 shares
authorized; 35,771,400 and 34,034,496 issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	35,771	34,034
Additional paid- in- capital	15,587,679	12,614,332
Common stock subscription	-	(35,040)
Accumulated deficit	(10,968,905)	(9,708,545)
Total American DG Energy Inc. stockholders' equity	4,654,545	2,904,781
Noncontrolling interest	868,155	1,317,003
Total stockholders' equity	5,522,700	4,221,784

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,603,590	$10,935,361

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended June 30, 2009 and June 30, 2008

	Three Months Ended
	June 30,	June 30,
	2009	2008
	UNAUDITED	UNAUDITED

Net Sales	$1,079,933	$2,152,219

Cost of sales
Fuel, maintenance and installation	698,093	1,907,857
Depreciation expense	188,301	132,300
	886,394	2,040,157
Gross profit	193,539	112,062

Operating expenses
General and administrative	356,818	385,063
Selling	245,526	134,242
Engineering	134,322	79,114
	736,666	598,419
Loss from operations	(543,127)	(486,357)

Other income (expense)
Interest and other income	19,938	34,876
Interest expense	(107,244)	(118,897)
	(87,306)	(84,021)

Loss from continuing operations, before income taxes	(630,433)	(570,378)
Provision for state income taxes	(1,800)	(20,315)
Net loss	(632,233)	(590,693)

Less: Income attributable to the noncontrolling interest	(52,814)	(89,209)
Net loss attributable to American DG Energy Inc.	(685,047)	(679,902)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding -
basic and diluted	34,972,146	32,726,848

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Six Months Ended June 30, 2009 and June 30, 2008

	Six Months Ended
	June 30,	June 30,
	2009	2008
	UNAUDITED	UNAUDITED

Net Sales	$2,483,462	$3,669,171

Cost of sales
Fuel, maintenance and installation	1,752,626	2,984,944
Depreciation expense	386,043	248,001
	2,138,669	3,232,945
Gross profit	344,793	436,226

Operating expenses
General and administrative	706,585	733,950
Selling	365,590	249,092
Engineering	253,082	180,961
	1,325,257	1,164,003
Loss from operations	(980,464)	(727,777)

Other income (expense)
Interest and other income	43,716	82,782
Interest expense	(224,744)	(239,397)
	(181,028)	(156,615)

Loss from continuing operations, before income taxes	(1,161,492)	(884,392)
Provision for state income taxes	(3,850)	(48,928)
Net loss	(1,165,342)	(933,320)

Less: Income attributable to the noncontrolling interest	(95,018)	(171,344)
Net loss attributable to American DG Energy Inc.	(1,260,360)	(1,104,664)

Net loss per share - basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding -
basic and diluted	34,257,695	32,496,330

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Six Months Ended June 30, 2009 and June 30, 2008

	Six Months Ended
	June 30,	June 30,
	2009	2008
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,260,360)	$(1,104,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	392,761	251,537
Noncontrolling interest in net income of consolidated subsidiaries, net of taxes	95,018	171,344
Provision for losses on accounts receivable	87,288	24,999
Amortization of deferred financing costs	4,263	4,263
Non cash interest expense	107,244	118,897
Stock-based compensation	161,217	174,451

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	325,235	(366,664)
Due from related party	(71,748)	97,338
Prepaid assets	6,770	(80,544)
Increase (decrease) in:
Accounts payable	(73,018)	336,420
Accrued expenses and other current liabilities	9,815	(96,538)
Due to related party	(120,046)	80,279
Net cash used in operating activities	(335,561)	(388,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,002,092)	(1,020,197)
Sale (purchases) of short-term investments	314,374	(684,183)
Net cash used in investing activities	(687,718)	(1,704,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of restricted stock	40	-
Proceeds from issuance of warrants	45,500	-
Proceeds from exercise of warrants	-	654,500
Proceeds from sale of common stock, net of costs	2,248,367	-
Principal payments on capital lease obligations	(1,682)	-
Noncontrolling distribution to consolidated subsidiaries	(138,152)	(125,838)
Net cash provided by financing activities	2,154,073	528,662

Net increase (decrease) in cash and cash equivalents	1,130,794	(1,564,600)
Cash and cash equivalents, beginning of the period	1,683,498	5,057,482
Cash and cash equivalents, ending of the period	$2,814,292	$3,492,882

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$117,500	$120,500
Income taxes	$30,960	$59,323

Non-cash investing and financing activities:
Conversion of convertible debenture to common stock	$550,000	$-

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Financial Statements (Unaudited) for the period ending June 30, 2009

Note 1 – Basis of Presentation:

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by the company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. The operating results for the three and six month period ended June 30, 2009 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2009.

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

Revenue Recognition

Revenue from energy contracts is recognized when electricity, heat, and chilled water is produced by the cogeneration systems on-site. The company bills each month based on various meter readings installed at each site. The amount of energy produced by on-site energy systems is invoiced, as determined by a contractually defined formula. Under certain energy contracts, the customer directly acquires the fuel to power the systems and receives credit for that expense from the company. The credit is recorded as revenue and cost of fuel. We recognize revenue that relates to multiple element contracts in accordance with Emerging Issues Task Force 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Revenue to which this guidance applies includes contracts that consist of the sale of equipment, installation, energy and maintenance. When a sales arrangement contains multiple elements, revenue is allocated to each element based upon its relative fair value. Fair value is determined based on the price of a deliverable sold on a standalone basis.

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

AMERICAN DG ENERGY INC.

Fair Value of Financial Instruments

The company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and notes due from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and notes due from related parties approximate their fair values based on their short-term nature. Short-term investments are recorded at fair value. The carrying value of the convertible debentures on the balance sheet at December 31, 2008 and June 30, 2009 approximates fair value as the terms approximate those currently available for similar instruments. See Note 9 for discussion of fair value measurements.

Note 2 – Loss per Common Share:

We compute basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, we consider our shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. For the three and six months ended June 30, 2009, we excluded 9,714,460 anti-dilutive shares resulting from conversion of debentures and exercise of stock options, warrants and unvested restricted stock, and for the three and six months ended June 30, 2008, we excluded 10,498,049 anti-dilutive shares resulting from conversion of debentures and exercise of stock options, warrants and unvested restricted stock. All shares issuable for both years were anti-dilutive because of the reported net loss.

	Three Months		Six Months
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Earnings per share
Loss available to stockholders	$(685,047)	$(679,902)	$(1,260,360)	$(1,104,664)

Weighted average shares outstanding - Basic and diluted	34,972,146	32,726,848	34,257,695	32,496,330
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Note 3 – Convertible Debentures:

During the six months ended June 30, 2009, certain holders of the company’s 8% Convertible Debenture due 2001, elected to convert $555,000 of the outstanding principal amount of the debentures into 660,714 shares of common stock at a conversion price of $0.84 per share. At June 30, 2009, there were 6,333,335 shares of common stock issuable upon conversion of our outstanding convertible debentures.

Note 4 – Common Stock:

During the six months ended June 30, 2009, the company sold to certain investors 1,076,190 shares of restricted common stock. The purchase price per share was $2.10 and the aggregate purchase price for the shares was approximately $2,260,000. The company will use the proceeds of the private placement fund additional installations of the company’s On-Site Utility energy systems and for general corporate and working capital purposes.

Note 5 – Warrants:

During the six months ended June 30, 2009, the company sold to an accredited investor a warrant to purchase shares of common stock for a purchase price of $10,500. The warrant, which expires on February 24, 2012, gives the investor the right but not the obligation to purchase 50,000 shares of the company’s common stock at an exercise price per share of $3.00. At June 30, 2009, the company had 500,000 warrants outstanding at an exercise price of $0.70 per share that expire on April 5, 2010, and 50,000 warrants outstanding at an exercise price of $3.00 per share that expire on February 24, 2012.

Note 6 – Stock-Based Compensation:

Stock-based compensation expense under Statements of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”, or SFAS No. 123(R) was $161,217 for the six months ended June 30, 2009 and $174,451 for the six months ended June 30, 2008. At June 30, 2009, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $574,314. This amount will be recognized over the weighted average period of 5.62 years. No options were issued during the three months ended on June 30, 2009. During the six months ended on June 30, 2009, the company issued 13,000 stock options to three employees with a vesting schedule of 25% per year and expiration in five years. At June 30, 2009, there were 489,125 unvested shares of restricted stock outstanding.

AMERICAN DG ENERGY INC.

Restricted stock activity for the six months ended June 30, 2009 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 31, 2008	720,000	$0.70
Granted	-	-
Vested	(230,875)	0.70
Forfeited	-	-
Unvested, June 30, 2009	489,125	$0.70

Note 7 – Related party:

The company purchases the majority of its cogeneration units from Tecogen Inc., or Tecogen, an affiliate company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the company and the company leases office space from Tecogen. These costs were reimbursed by the company. Tecogen has a sublease agreement for the office building, which expires on June 30, 2014.

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

On February 15, 2007, the company loaned the noncontrolling interest partner in ADGNY $20,000 by signing a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same noncontrolling interest partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a note agreement under the same terms. All notes are classified in the “Due from related party” account in the accompanying balance sheet and are secured by the partner’s noncontrolling interest. On October 11, 2007, we extended to our noncontrolling interest partner a line of credit of $500,000. At June 30, 2009, $83,182 was outstanding and due to the company under the combination of the above agreements.

The company reached an agreement with the noncontrolling interest partner in ADGNY, effective April 1, 2009, to purchase its interest in the Riverpoint location. As a result of this transaction, the company owns 100% of that location and the noncontrolling interest partner in ADGNY reduced his outstanding debt to the company. The transaction is reflected by the reduction of noncontrolling interest and the reduction in the due from related party on the company’s balance sheet.

The company’s Chief Financial Officer devotes part of his business time to the affairs of GlenRose Instruments Inc., or GlenRose, and part of his salary is reimbursed by GlenRose. Also, the company’s Chief Executive Officer is the Chairman of the Board and a significant investor in GlenRose and does not receive a salary, bonus or any other compensation from GlenRose.

Note 8 – Commitments and Contingencies:

In November 2008, the company received from Georgia King Village, an On-Site Utility energy customer, a notice to terminate operations at their location. The company notified the management of Georgia King Village that the termination notice violated the terms of the agreement between the company and Georgia King Village and that termination charges would apply. The company proceeded to remove five energy systems and other supporting equipment from the Georgia King Village site and placed them in inventory. The aforementioned dispute is scheduled for an arbitration hearing in the third quarter of 2009. The company does not expect the outcome of this arbitration to have a material impact on its results of operations and financial condition.

Note 9 – Fair Value Measurements:

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

AMERICAN DG ENERGY INC.

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

During the six months ended on June 30, 2009, the company had $447,240 in short-term investments that are comprised of certificates of deposits which are categorized as Level 2. The Company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

Note 10 – Recent Accounting Pronouncements:

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or SFAS No. 168. SFAS No. 168 replaces Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have an impact on our financial position, results of operations or cash flows.

AMERICAN DG ENERGY INC.

We adopted the provisions of FASB Staff Position, FASB Statement No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS 107-1 and APB 28-1, on June 30, 2009. FSP FAS 107-1 and APB 28-1 amended Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in additional disclosures only in our interim financial statements, and therefore did not impact our financial position, results of operations or cash flows.

We adopted the provisions of Statement of Financial Accounting Standards No. 165, “Subsequent Events”, or SFAS No. 165, as of June 30, 2009. SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 requires additional disclosures only, and therefore did not have an impact on our financial position, results of operations, or cash flows. We have evaluated subsequent events through August 12, 2009, the date we have issued this Quarterly Report on Form 10-Q, see Note 11 for a discussion of subsequent events.

Note 11 – Subsequent Event

On July 24, 2009, the company sold to certain investors 1,663,167 shares of restricted common stock at $2.10 per share for an aggregate purchase price of approximately $3,492,650.  The company also granted the same investors the right to purchase additional shares of Common Stock at a purchase price of $3.10 per share by December 18, 2009. The proceeds of the private placement will be used to fund additional installations of the company’s On-Site Utility energy systems and for general corporate and working capital purposes.

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

Second Quarter 2009 Compared to Second Quarter 2008

Revenues

Revenues in the second quarter of 2009 were $1,079,933 compared to $2,152,219 for the same period in 2008, a decrease of $1,072,286 or 49.8%. The decrease in revenues in the second quarter of 2009 was primarily due to a decrease in our non-core turn-key installation projects revenues that decreased to $30,473 compared to $838,372 for the same period in 2008, and our On-Site Utility energy revenues that in the second quarter of 2009 decreased to $1,049,460 compared to $1,313,847 for the same period in 2008, a decrease of 20.1%. The decrease in our core Our On-Site Utility energy revenues were primarily affected by significantly lower natural gas prices in our existing markets which translated into significantly lower hot water revenue.

During the second quarter of 2009, we were operating 59 energy systems at 33 locations in the Northeast, representing 4,000 kW of installed electricity plus thermal energy, compared to 53 energy systems at 29 locations, representing 4,045 kW of installed electricity plus thermal energy for the same period in 2008. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the second quarter of 2009 were $886,394 compared to $2,040,157 for the same period in 2008, a decrease of $1,153,763 or 56.6%. The decrease in cost of sales was primarily due to the decrease in our non-core turn-key installation projects. Included in the cost of sales was depreciation expense of $188,301 in the second quarter of 2009, compared to $132,300 in 2008. The cost of sales for our core On-Site Utility business consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. During the second quarter of 2009, our gross margins increased to 17.9% compared to 5.2% in 2008, primarily due to lower cost of natural gas which is the majority of our cost of goods. Our On-Site Utility energy margins excluding depreciation were 32.6% in the second quarter of 2009 compared to 27.0% during the same period in 2008.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the second quarter of 2009 were $356,818 compared to $385,063 in 2008, a decrease of $28,245 or 7.3%. Our general and administrative expenses include non-cash compensation expense, in accordance with SFAS No. 123(R), related to the issuance of restricted stock and option awards to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing efforts consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses in the second quarter of 2009 were $245,526 compared to $134,242 in 2008, an increase of $111,284 or 82.9%. The increase in our selling expenses was primarily due to the addition of a new employee, the additional commission paid to our outside sales agents and an increase in our allowance for doubtful accounts.

AMERICAN DG ENERGY INC.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the second quarter of 2009 were $134,322 compared to $79,114 in 2008, an increase of $55,208 or 69.8%. The increase in our engineering expenses was primarily due to the addition of an employee and travel expenses.

Operating Income

Operating income in the second quarter of 2009 was a loss of $543,127 compared to a loss of $486,357 in 2008. The increase in the operating loss was affected by higher operating expenses, offset by increased gross profit. Our non-cash compensation expense in accordance with SFAS No. 123(R) related to the issuance of restricted stock and option awards to our employees was $76,471 in the second quarter of 2009, compared to $78,811 in 2008.

Other Income (Expense), Net

Our other income (expense), net, in the second quarter of 2009 was $87,306 compared to $84,021 in 2008. Other income (expense), net, includes interest income, interest expense and other items. Interest and other income was $19,938 in the second quarter of 2009 compared to $34,879 in 2008. The decrease was primarily due to a lower cash balance and lower yields on our invested funds. Interest expense was $107,244 in the second quarter of 2009 compared to $118,897 in 2008, due to interest on our convertible debenture issued in 2006.

Provision for Income Taxes

Our provision for state income taxes in the second quarter of 2009 was $1,800 compared to $20,315 in 2008, due to the profitability of our joint venture ADG NY. No benefit to the company’s losses has been provided in either period.

Noncontrolling Interest

In 2002, the company and AES-NJ Cogen Inc. of New Jersey created ADG NY to develop projects in the New York and New Jersey area. The company owns 51% of ADGNY. Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner’s investment in each individual project. The company’s investments in ADGNY projects have ranged from 51% to 80%. The noncontrolling interest represents our partner’s share of profits in the entity. On our balance sheet, noncontrolling interest represents our partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The noncontrolling interest share in the profits in the entity was $52,814 in the second quarter of 2009 and $89,209 in 2008. The decrease in noncontrolling interest is due to the overall decrease in joint venture volume and profits. In the second quarter of 2009, the company made a distribution of $103,020 to the noncontrolling interest partner.

First Six Months 2009 Compared to First Six Months 2008

Revenues

Revenues in the first six months of 2009 were $2,483,462 compared to $3,669,171 for the same period in 2008, a decrease of $1,185,709 or 32.3%. The decrease in revenues in the first six months of 2009 was due to a decrease in our non-core turn-key installation projects revenues that decreased to $39,481 compared to $1,120,415, for the same period in 2008, and our On-Site Utility energy revenues that decreased to $2,443,981 compared to $2,548,756 for the same period in 2008, a decrease of 4.1%. The decrease in our core Our On-Site Utility energy revenues were primarily affected by significantly lower natural gas prices in our existing markets which translated into significantly lower hot water revenue.

During the first six months of 2009, we were operating 59 energy systems at 33 locations in the Northeast, representing 4,000 kW of installed electricity plus thermal energy, compared to 53 energy systems at 29 locations, representing 4,045 kW of installed electricity plus thermal energy for the same period in 2008. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

AMERICAN DG ENERGY INC.

Cost of Sales

Cost of sales, including depreciation, in the first six months of 2009 were $2,138,669 compared to $3,232,945 for the same period in 2008, a decrease of $1,094,276 or 33.8%. Included in the cost of sales was depreciation expense of $386,043 in the first six months of 2009, compared to $248,001 in 2008. Our cost of sales for our core On-Site Utility business consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. During the first six months of 2009, our gross margins were 13.9% compared to 11.9% in 2008, primarily due to the absence of non-core turn-key installation projects revenues and their associated costs. Our On-Site Utility energy margins excluding depreciation were 27.6% in the first six months of 2009 compared to 27.3% during the same period in 2008.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first six months of 2009 were $706,585 compared to $733,950 in 2008, a decrease of $27,365 or 3.7%. Our general and administrative expenses include non-cash compensation expense, in accordance with SFAS No. 123(R), related to the issuance of restricted stock and option awards to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing efforts consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses in the first six months of 2009 were $365,590 compared to $249,092 in 2008, an increase of $116,498 or 46.8%. The increase in our selling expenses was primarily due to the addition of a new employee, the additional commission paid to our outside sales agents and an increase in our allowance for doubtful accounts.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first six months of 2009 were $253,082 compared to $180,961 in 2008, an increase of $72,121 or 39.9%. The increase in our engineering expenses was primarily due to the addition of a new employee and travel expenses.

Operating Income

Operating income in the first six months of 2009 was a loss of $980,464 compared to a loss of $727,777 in 2008. The increase in the operating loss was affected by higher operating expenses. Our non-cash compensation expense in accordance with SFAS No. 123(R) related to the issuance of restricted stock and option awards to our employees was $161,217 in the first six months of 2009, compared to $174,451 in 2008.

Other Income (Expense), Net

Our other income (expense), net, in the first six months of 2009 was $181,028 compared to $156,615 in 2008. Other income (expense), net, includes interest income, interest expense and other items. Interest and other income was $43,716 in the first six months of 2009 compared to $82,782 in 2008. The decrease was primarily due to a lower cash balance and lower yields on our invested funds. Interest expense was $224,744 in the first six months of 2009 compared to $239,397 in 2008, due to interest on our convertible debenture issued in 2006.

Provision for Income Taxes

Our provision for state income taxes in the first six months of 2009 was $3,850 compared to $48,928 in 2008, due to the profitability of our joint venture ADG NY. No benefit to the company’s losses has been provided in either period.

Noncontrolling Interest

In 2002, the company and AES-NJ Cogen Inc. of New Jersey created ADG NY to develop projects in the New York and New Jersey area. The company owns 51% of ADGNY. Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner’s investment in each individual project. The company’s investments in ADGNY projects have ranged from 51% to 80%. The noncontrolling interest represents our partner’s share of profits in the entity. On our balance sheet, noncontrolling interest represents our partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The noncontrolling interest share in the profits in the entity was $95,018 in the first six months of 2009 and $171,344 in 2008. The decrease in noncontrolling interest is due to the overall decrease in joint venture volume and profits. In the first six months of 2009, the company made a distribution of $138,152 to the noncontrolling interest partner.

AMERICAN DG ENERGY INC.

Liquidity and Capital Resources

Consolidated working capital at June 30, 2009 was $3,519,557, compared to $3,122,139 at December 31, 2008. Included in working capital were cash, cash equivalents and short-term investments of $3,261,532 at June 30, 2009, compared to $2,445,112 at December 31, 2008. The increase in working capital was a result of additional funds raised during the quarter, offset by cash needed to fund operations.

 Cash used by operating activities was $335,561 in the first six months of 2009 compared to $388,882 in the first six months of 2008. The company's short and long-term receivables balance, including unbilled revenue, decreased to $721,084, in the first six months of 2009 compared to $1,046,319 at December 31, 2008, due to decreased sales volume and an increase in our allowance for doubtful accounts, resulting in an increase in cash of $325,235. Amount due to the company from related parties, short and long-term, decreased to $133,965 in the first six months of 2009 compared to $297,417 at December 31, 2008, providing $163,452 of cash due reduction of debt by our noncontrolling interest partner as a result of selling his controlling interest in an asset. Our prepaid and other current assets decreased to $152,088 in the first six months of 2009 compared to $163,121 at December 31, 2008, providing $11,033 of cash.

Accounts payable decreased to $197,834 in the first six months of 2009, compared to $270,852 at December 31, 2008, using $73,018 of cash. Our accrued expenses and other current liabilities including accrued interest expense increased to $501,399 in the first six months of 2009 compared to $384,340 at December 31, 2008, providing $117,059 of the company’s cash, offset by an accrual of $107,244 for future interest payments. Our due to related party decreased to $46,514 in the first six months of 2009, compared to $166,560 at December 31, 2008 due to timing of payment of an asset.

During the first six months of 2009, the primary investing activities of the company's operations were expenditures for the purchase of property, plant and equipment for the company's energy system installations. The company used $1,002,092 for purchases and installation of energy systems. The company’s short-term investments provided $314,374 of cash as our funds invested in certificates of deposits matured and converted into cash. The company's financing activities provided $2,154,073 of cash in the first six months of 2009 from the sale of common stock, exercise of common stock warrants, offset by distributions to our noncontrolling interest partner and payments on capital lease obligations.

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

On July 24, 2009, the company sold to certain investors 1,663,167 shares of restricted common stock at $2.10 per share for an aggregate purchase price of approximately $3,492,650.  The company also granted the same investors the right to purchase additional shares of Common Stock at a purchase price of $3.10 per share by December 18, 2009. The proceeds of the private placement will be used to fund additional installations of the company’s On-Site Utility energy systems and for general corporate and working capital purposes.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have made changes in our internal control over financial reporting that occurred during the period ended June 30, 2009. The changes include hiring a consultant to review existing controls documentation and review recent updates and changes to the company’s documentation to ensure that any process or control changes are properly identified and documented, including updating the company’s existing risk matrix. The engagement includes the creation of testing plans based upon the current state of processes and key controls and the identification of areas for process improvements and documentation updates. The engagement is currently not completed.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f).  Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of June 30, 2009.

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

The company had 14 employees as of June 30, 2009. Other than the Chief Financial Officer, only two individuals are in the finance function, one of which is part-time. These individuals are responsible for receiving and distributing cash, billing, processing transactions, recording journal entries, reconciling accounts and preparing the financial statements and related disclosures. One individual has check signing authority for transactions under $2,000. As a result, there is the potential for that individual to knowingly or unknowingly misappropriate assets or misstate our financial statements. To mitigate these risks, the company has put in place procedures where the Chief Executive Officer, the President and the Chief Financial Officer have check signing authority. In addition, they review and approve all material contracts, transactions and related journal entries. They are also responsible for reviewing and approving monthly financials and related reconciliations, budget to actual comparisons and the information required to be disclosed by the company in all reports filed under the Exchange Act.

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

___________________________

* Filed herewith.

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2009.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)