Form 10-Q
period 2009-09-30
AMERICAN DG ENERGY INC
filed 2009-11-12
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-34493

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

Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐  No ☒

Title of each class	Outstanding at September 30, 2009
Common Stock, $0.001 par value	37,395,567

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING SEPTEMBER 30, 2009

TABLE OF CONTENTS

References in this Form 10-Q to “we”, “us”, “our”, the “company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	UNAUDITED
ASSETS
Current assets:
Cash and cash equivalents	$4,821,540	$1,683,498
Short-term investments	667,149	761,614
Accounts receivable, net	1,092,416	835,922
Unbilled revenue	450,832	204,750
Due from related party, current	76,706	297,417
Inventory	396,277	355,852
Prepaid and other current assets	156,927	163,121
Total current assets	7,661,847	4,302,174

Property, plant and equipment, net	7,561,928	6,627,540

Accounts receivable, long- term	-	5,647
TOTAL ASSETS	15,223,775	10,935,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	464,184	270,852
Accrued expenses and other current liabilities	594,098	384,340
Due to related party	131,239	166,560
Capital lease obligations	3,365	2,431
Total current liabilities	1,192,886	824,183

Long-term liabilities:
Convertible debentures	5,320,000	5,875,000
Capital lease obligations, long-term	10,936	14,394
Total liabilities	6,523,822	6,713,577

Stockholders’ equity:
American DG Energy Inc. shareholders' equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,395,567 and 34,034,496 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	37,395	34,034
Additional paid- in- capital	19,110,175	12,614,332
Common stock subscription	-	(35,040)
Accumulated deficit	(11,279,044)	(9,708,545)
Total American DG Energy Inc. stockholders' equity	7,868,526	2,904,781
Noncontrolling interest	831,427	1,317,003
Total stockholders' equity	8,699,953	4,221,784

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,223,775	$10,935,361

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended September 30, 2009 and September 30, 2008

	Three Months Ended
	September 30,	September 30,
	2009	2008
	UNAUDITED	UNAUDITED

Net Sales	$1,992,079	$1,445,581

Cost of sales
Fuel, maintenance and installation	1,120,868	942,599
Depreciation expense	189,021	156,105
	1,309,889	1,098,704
Gross profit	682,190	346,877

Operating expenses
General and administrative	365,054	334,300
Selling	315,850	133,920
Engineering	162,693	92,756
	843,597	560,976
Loss from operations	(161,407)	(214,099)

Other income (expense)
Interest and other income	21,009	34,661
Interest expense	(105,000)	(117,500)
	(83,991)	(82,839)

Loss from continuing operations, before income taxes	(245,398)	(296,938)
Provision for state income taxes	(1,800)	(14,710)
Net loss	(247,198)	(311,648)

Less: Income attributable to the noncontrolling interest	(62,941)	(104,767)
Net loss attributable to American DG Energy Inc.	(310,139)	(416,415)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	36,513,672	33,229,387

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Nine Months Ended September 30, 2009 and September 30, 2008

	Nine Months Ended
	September 30,	September 30,
	2009	2008
	UNAUDITED	UNAUDITED

Net Sales	$4,475,541	$5,114,752

Cost of sales
Fuel, maintenance and installation	2,873,494	3,927,543
Depreciation expense	575,064	404,106
	3,448,558	4,331,649
Gross profit	1,026,983	783,103

Operating expenses
General and administrative	1,071,639	1,068,250
Selling	681,440	383,012
Engineering	415,775	273,717
	2,168,854	1,724,979
Loss from operations	(1,141,871)	(941,876)

Other income (expense)
Interest and other income	64,725	117,443
Interest expense	(329,744)	(356,897)
	(265,019)	(239,454)

Loss from continuing operations, before income taxes	(1,406,890)	(1,181,330)
Provision for state income taxes	(5,650)	(63,638)
Net loss	(1,412,540)	(1,244,968)

Less: Income attributable to the noncontrolling interest	(157,959)	(276,111)
Net loss attributable to American DG Energy Inc.	(1,570,499)	(1,521,079)

Net loss per share - basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding - basic and diluted	35,017,951	32,742,466

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine Months Ended September 30, 2009 and September 30, 2008

	Nine Months Ended
	September 30,	September 30,
	2009	2008
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,570,499)	$(1,521,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	585,267	409,679
Noncontrolling interest in net income of consolidated subsidiaries, net of taxes	157,959	276,111
Provision for losses on accounts receivable	242,537	38,379
Amortization of deferred financing costs	6,395	6,395
Accrued interest expense	105,000	117,500
Stock-based compensation	218,320	249,957

Changes in operating assets and liabilities (Increase) decrease in:
Accounts receivable	(652,178)	(518,096)
Due from related party	(14,489)	288,370
Inventory	(40,425)	(24,280)
Prepaid assets	(201)	(62,000)
Increase (decrease) in:
Accounts payable	193,332	(86,160)
Accrued expenses and other current liabilities	104,758	(87,070)
Due to related party	(35,321)	-
Net cash used in operating activities	(699,545)	(912,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,777,457)	(1,280,884)
Sale (purchases) of short-term investments	94,465	(770,107)
Net cash used in investing activities	(1,682,992)	(2,050,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of restricted stock	1	-
Proceeds from issuance of warrants	45,500	-
Proceeds from exercise of warrants	-	654,500
Proceeds from sale of common stock, net of costs	5,715,423	-
Principal payments on capital lease obligations	(2,524)	-
Noncontrolling distribution to consolidated subsidiaries	(237,821)	(223,261)
Net cash provided by financing activities	5,520,579	431,239

Net increase (decrease) in cash and cash equivalents	3,138,042	(2,532,046)
Cash and cash equivalents, beginning of the period	1,683,498	5,057,482
Cash and cash equivalents, ending of the period	$4,821,540	$2,525,436

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$342,245	$359,922
Income taxes	$35,460	$53,323

Non-cash investing and financing activities:
Conversion of convertible debenture to common stock	$550,000	$-

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC

Notes to Interim Financial Statements (Unaudited) for the period ending September 30, 2009

Note 1 – Basis of Presentation:

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by the company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. The operating results for the three and nine month period ended September 30, 2009 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2009.

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

As a by-product of our energy business, in some cases the customer may choose to purchase equipment from us outright or to have us construct the system for them rather than have it owned by American DG Energy. In this case, we account for revenue and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the company’s policy is to record the entire expected loss, regardless of the percentage of completion. Costs and estimated earnings in excess of related billings and unbilled revenue represent the excess of contract costs and profit recognized to date on the percentage-of-completion accounting method over billings to date on certain contracts. Billings in excess of related costs and estimated earnings represents the excess of billings to date over the amount of contract costs and profits recognized to date on the percentage-of-completion accounting method for certain contracts.

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the company. Any resulting gain on these transactions is recognized in the consolidated statements of operations. Revenues from operation and maintenance services, including shared savings are recorded when provided and verified.

AMERICAN DG ENERGY INC

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

Fair Value of Financial Instruments

The company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and notes due from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and notes due from related parties approximate their fair values based on their short-term nature. Short-term investments are recorded at fair value. The carrying value of the convertible debentures on the balance sheet at December 31, 2008 and September 30, 2009 approximates fair value as the terms approximate those currently available for similar instruments. See Note 9 for discussion of fair value measurements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2 – Loss per Common Share:

We compute basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, we consider our shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. For the three and nine months ended September 30, 2009, we excluded 11,304,627 anti-dilutive shares resulting from conversion of debentures and exercise of stock options, warrants and unvested restricted stock, and for the three and nine months ended September 30, 2008, we excluded 10,490,049 anti-dilutive shares resulting from conversion of debentures and exercise of stock options, warrants and unvested restricted stock. All shares issuable for both years were anti-dilutive because of the reported net loss.

	Three Months		Nine Months
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Earnings per share
Loss available to stockholders	$(310,139)	$(416,415)	$(1,570,499)	$(1,521,079)

Weighted average shares outstanding -
Basic and diluted	36,513,672	33,229,387	35,017,951	32,742,466
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.05)

Note 3 – Convertible Debentures:

During the nine months ended September 30, 2009, certain holders of the company’s 8% Convertible Debenture due 2011, elected to convert $555,000 of the outstanding principal amount of the debentures into 660,714 shares of common stock at a conversion price of $0.84 per share. At September 30, 2009, there were 6,333,335 shares of common stock issuable upon conversion of our outstanding convertible debentures.

Note 4 – Common Stock:

During the nine months ended September 30, 2009, the company sold to certain accredited investors an aggregate of 2,739,357 shares of restricted common stock. On April 23, 2009, the company sold a total of 1,076,190 shares of restricted common stock at $2.10 per share for an aggregate purchase price of approximately $2,260,000. On July 24, 2009, the company sold a total of 1,663,167 shares of restricted common stock at $2.10 per share for an aggregate purchase price of approximately $3,492,650.  The company also granted the same investors the right to purchase additional 1,663,167 shares of common stock at a purchase price of $3.10 per share by December 18, 2009. The company allocated the cash proceeds received to both the common stock and warrants based on relative fair values of each and valued the warrants using the Black-Scholes model with the following assumptions: exercise price of $3.10 per share, stock price of $2.10 per share, expected life of 5 months (representing the full contractual term), expected volatility of 48.3%, risk-free interest rate of 0.29% (commensurate with the expected life) and dividend yield of 0%. The value assigned to the warrants was $62,868 and was credited to additional paid-in capital with a corresponding reduction to additional paid-in capital representing issuance costs related to the transaction. The proceeds of both private placements will be used to fund additional installations of the company’s On-Site Utility energy systems and for general corporate and working capital purposes.

AMERICAN DG ENERGY INC

Note 5 – Warrants:

During the nine months ended September 30, 2009, the company sold to an accredited investor a warrant to purchase shares of common stock for a purchase price of $10,500. The warrant, which expires on February 24, 2012, gives the investor the right but not the obligation to purchase 50,000 shares of the company’s common stock at an exercise price per share of $3.00. As disclosed in Note 4, in conjunction with the July 24, 2009 private placement, the company granted investors the right to purchase 1,663,167 shares of common stock at a purchase price of 3.10 per share by December 18, 2009.  At September 30, 2009, the company had 500,000 warrants outstanding at an exercise price of $0.70 per share that expire on April 5, 2010, 50,000 warrants outstanding at an exercise price of $3.00 per share that expire on February 24, 2012 and 1,663,167 warrants outstanding at an exercise price of $3.10 per share that expire on December 18, 2009.

Note 6 – Stock-Based Compensation:

Stock-based compensation expense was $218,320 for the nine months ended September 30, 2009 and $249,957 for the nine months ended September 30, 2008. At September 30, 2009, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $494,267. This amount will be recognized over the weighted average period of 5.70 years. During the three months ended on September 30, 2009, the company issued 6,000 stock options to one employee with a vesting schedule of 25% per year and expiration in five years. During the nine months ended on September 30, 2009, the company issued 19,000 stock options to four employees with a vesting schedule of 25% per year and expiration in five years. At September 30, 2009, there were 1,257,000 vested and exercisable stock options outstanding. Stock option activity for the nine months ended September 30, 2009 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 31, 2008	2,329,000	$0.07-$1.95	$0.68	6.95	$3,017,920
Granted	19,000	$1.82-$2.95	2.18
Exercised	(31,250)	$0.70-$0.90	0.72
Canceled	(8,750)	$0.70-$0.90	0.87
Expired	-	-	-
Outstanding, September 30, 2009	2,308,000	$0.07-$1.95	$0.70	6.19	$4,973,540
Vested & Exercisable, September 30, 2009	1,257,000		$0.43	4.51	$3,047,750

At September 30, 2009, there were 450,125 unvested shares of restricted stock outstanding. Restricted stock activity for the nine months ended September 30, 2009 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 31, 2008	720,000	$0.70
Granted	-	-
Vested	(230,875)	0.70
Forfeited	(39,000)	0.70
Unvested, September 30, 2009	450,125	$0.70

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

AMERICAN DG ENERGY INC

In January 2006, the company entered into the 2006 Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the current amendment to the Agreement, Tecogen provides the company with office space and utilities at a monthly rate of $4,957.

On February 15, 2007, the company loaned the noncontrolling interest partner in ADGNY $20,000 by signing a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same noncontrolling interest partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a note agreement under the same terms. All notes are classified in the “Due from related party” account in the accompanying balance sheet and are secured by the partner’s noncontrolling interest. On October 11, 2007, we extended to our noncontrolling interest partner a line of credit of $500,000. At September 30, 2009, $41,591 was outstanding and due to the company under the combination of the above agreements.

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

On October 22, 2009, the company signed a five-year exclusive distribution agreement with Ilios Dynamics, a subsidiary of Tecogen. Under terms of the agreement, the company has exclusive rights to incorporate Ilios Dynamics’ ultra high-efficiency heating products in its energy systems throughout the European Union and New England. The company also has non-exclusive rights to distribute Ilios Dynamics’ product in the remaining parts of the United States and the world in cases where the company retains ownership of the equipment for its On-Site Utility business.

During the quarter ended September 30, 2009, the non-controlling interest partner in ADGNY, a related party, purchased certain units and supporting equipment from the company for $370,400. The cost of the units and supporting equipment was $208,225 and the company booked a profit of $162,175.

The company’s Chief Financial Officer devotes part of his business time to the affairs of GlenRose Instruments Inc., or GlenRose, and part of his salary is reimbursed by GlenRose. Also, the company’s Chief Executive Officer is the Chairman of the Board and a significant investor in GlenRose and does not receive a salary, bonus or any other compensation from GlenRose.

Note 8 – Commitments and Contingencies:

In November 2008, the company received from Georgia King Village, an On-Site Utility energy customer, a notice to terminate operations at their location. The company notified the management of Georgia King Village that the termination notice violated the terms of the agreement between the company and Georgia King Village and that termination charges would apply. The company proceeded to remove five energy systems and other supporting equipment from the Georgia King Village site and placed them in inventory. The customer has recently proposed a settlement regarding the aforementioned dispute and as a result the company has postponed the arbitration hearing. The company does not expect the outcome to have a material impact on its results of operations and financial condition.

Note 9 – Fair Value Measurements:

The fair value topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

AMERICAN DG ENERGY INC

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

During the nine months ended on September 30, 2009, the company had $667,149 in short-term investments that are comprised of certificates of deposits which are categorized as Level 2. The Company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

Note 10 – Recent Accounting Pronouncements:

In December 2007, the FASB issued guidance on changes in the accounting and reporting of business acquisitions. The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value. This guidance is effective for the company for acquisitions that occur beginning in 2009 and will depend on the extent that the company makes business acquisitions in the future.

In December 2007, the FASB issued new rules on noncontrolling interests in consolidated financial statements. The noncontrolling interest guidance changed the accounting for minority interests, which are reclassified as noncontrolling interests and classified as a component of equity. This guidance was effective for the company beginning January 1, 2009, and resulted in a change in presentation of minority interests in the consolidated financial statements consistent with the new rules.

In September, 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February, 2008, the FASB delayed the effective date of the fair value guidance for all non-financial assets and non-financial liabilities, except those that are measured on a recurring basis. Effective January 1, 2009, the Company adopted fair value guidance with respect to non-financial assets and liabilities measured on a non-recurring basis. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued a pronouncement pertaining to disclosures about derivative instruments and hedging activities. This guidance requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The rule was effective for the company beginning January 1, 2009. The company does not expect the guidance to have a material impact on its results of operations and financial condition.

In April 2009, the FASB issued guidance on providing interim disclosures about fair value of financial instruments. This new guidance requires the fair value disclosures that were previously disclosed only annually to be disclosed now on an interim basis. This guidance was effective for the company in the second quarter of 2009, and has resulted in additional disclosures in our interim financial statements, and therefore did not impact our financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification, or the Codification, is the single source of authoritative nongovernmental generally accepted accounting principles in the U.S. The Codification was effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification had no impact on the company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued a pronouncement on subsequent event accounting. The guidance identifies the following: the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the company’s second quarter 2009, and did not have an impact on our financial position, results of operations, or cash flows.

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the company. This guidance is effective for us January 1, 2011 and is not expected to be material to our consolidated financial position or results of operations.

AMERICAN DG ENERGY INC

Note 11 – Subsequent Event

On October 1, 2009, the company signed an investor relations consulting agreement with Hayden IR for a period of twelve months. In connection with that agreement the company granted Hayden IR a warrant to purchase 12,000 shares of the company’s common stock at an exercise price per share of $2.98, with one-third vesting on October 1, 2009, one-third vesting on February 1, 2010, and one-third vesting on June 1, 2010, provided that at any such vesting date the agreement is still in effect and Hayden IR has provided all required services to the company. The warrant carries a cashless exercise provision.

On October 14, 2009, the company sold to one accredited investor 250,000 shares of restricted common stock at $2.10 per share for an aggregate purchase price of $525,000. The company also granted that investor the right to purchase 250,000 shares of common stock at a purchase price of $3.10 per share by December 18, 2009. The proceeds of the private placement will be used to fund additional installations of the company’s On-Site Utility energy systems and for general corporate and working capital purposes.

We have evaluated subsequent events through November 11, 2009, the date we have issued this Quarterly Report on Form 10-Q.

AMERICAN DG ENERGY INC

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

Third Quarter 2009 Compared to Third Quarter 2008

Revenues

Revenues in the third quarter of 2009 were $1,992,079 compared to $1,445,581 for the same period in 2008, an increase of $546,498 or 37.8%. The increase in revenues in the third quarter of 2009 was primarily due to an increase in our turn-key installation projects revenues that increased to $732,341 compared to $128,323 for the same period in 2008, and our On-Site Utility energy revenues that in the third quarter of 2009 decreased slightly to $1,259,738 compared to $1,317,258 for the same period in 2008, a decrease of 4.4%. The increase in our turn-key installation projects revenue included the sale of certain units and supporting equipment to a related party, for $370,400. The decrease in our core On-Site Utility energy revenues was primarily caused by significantly lower natural gas prices in our existing markets which translated into lower hot water revenue.

During the third quarter of 2009, we were operating 59 energy systems at 33 locations in the Northeast, representing 4,000 kW of installed electricity plus thermal energy, compared to 53 energy systems at 29 locations, representing 4,045 kW of installed electricity plus thermal energy for the same period in 2008. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the third quarter of 2009 were $1,309,889 compared to $1,098,704 for the same period in 2008, an increase of $211,185 or 19.2%. The increase in cost of sales was primarily due to turn-key installation projects. Included in the cost of sales was depreciation expense of $189,021 in the third quarter of 2009, compared to $156,105 for the same period in 2008. The cost of sales for our core On-Site Utility business consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. During the third quarter of 2009, our gross margins increased to 34.2% compared to 24.0% for the same period in 2008, primarily due to lower cost of natural gas which is the majority of our cost of goods. Our On-Site Utility energy margins excluding depreciation were 46.6% in the third quarter of 2009 compared to 35.9% for the same period in 2008.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the third quarter of 2009 were $365,054 compared to $334,300 for the same period in 2008, an increase of $30,754 or 9.2%. Those expenses include non-cash compensation expense related to the issuance of restricted stock and option awards to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing efforts consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses in the third quarter of 2009 were $315,850 compared to $133,920 for the same period in 2008, an increase of $181,930 or 135.8%. The increase in our selling expenses was primarily due to the addition of a new salesperson, the additional commission paid to our outside sales agents and an increase in our allowance for doubtful accounts.

AMERICAN DG ENERGY INC

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the third quarter of 2009 were $162,693 compared to $92,756 for the same period in 2008, an increase of $69,937 or 75.4%. The increase in our engineering expenses was primarily due to the addition of an engineer and travel expenses to our energy sites.

Operating Income

Operating income in the third quarter of 2009 was a loss of $161,407 compared to a loss of $214,099 for the same period in 2008. The decrease in the operating loss was a result of increased sales volume and its associated gross profit. Our non-cash compensation expense related to the issuance of restricted stock and option awards to our employees was $57,103 in the third quarter of 2009, compared to $75,506 for the same period in 2008.

Other Income (Expense), Net

Our other income (expense), net, in the third quarter of 2009 was an expense of $83,991 compared to an expense of $82,839 for the same period in 2008. Other income (expense), net, includes interest income, interest expense and other items. Interest and other income was $21,009 in the third quarter of 2009 compared to $34,661 for the same period in 2008. The decrease was primarily due to lower yields on our invested funds. Interest expense was $105,000 in the third quarter of 2009 compared to $117,500 for the same period in 2008, due to interest on our convertible debenture issued in 2006.

Provision for Income Taxes

Our provision for state income taxes in the third quarter of 2009 was $1,800 compared to $14,710 for the same period in 2008, due to the profitability of our joint venture ADG NY. No benefit to the company’s losses has been provided in either period.

Noncontrolling Interest

The noncontrolling interest share in the profits in ADGNY was $62,941 in the third quarter of 2009 compared to $104,767 for the same period in 2008. The decrease in noncontrolling interest is due to the overall decrease in joint venture volume and profits and due to changes in ownership structure of underlying joint partners. In the third quarter of 2009, the company made a distribution of $99,669 to the noncontrolling interest partner.

First Nine Months 2009 Compared to First Nine Months 2008

Revenues

Revenues in the first nine months of 2009 were $4,475,541 compared to $5,114,752 for the same period in 2008, a decrease of $639,211 or 12.5%. The decrease in revenue was due to a decrease in our turn-key installation projects that in the first nine months of 2009 decreased to $771,822 compared to $1,248,738, for the same period in 2008, and our On-Site Utility energy revenues that in the first nine months of 2009 decreased to $3,703,719 compared to $3,866,014 for the same period in 2008, a decrease of 4.2%. The increase in our turn-key installation projects revenue included the sale of certain units and supporting equipment to a related party, for $370,400. The decrease in our core On-Site Utility energy revenues was primarily caused by significantly lower natural gas prices in our existing markets which translated into lower hot water revenue.

During the first nine months of 2009, we were operating 59 energy systems at 33 locations in the Northeast, representing 4,000 kW of installed electricity plus thermal energy, compared to 53 energy systems at 29 locations, representing 4,045 kW of installed electricity plus thermal energy for the same period in 2008. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first nine months of 2009 were $3,448,558 compared to $4,331,649 for the same period in 2008, a decrease of $883,091 or 20.4%. Included in the cost of sales was depreciation expense of $575,064 in the first nine months of 2009, compared to $404,106 for the same period in 2008. Our cost of sales for our core On-Site Utility business consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. During the first nine months of 2009, our gross margins were 22.9% compared to 15.3% for the same period in 2008, primarily due to lower cost of natural gas which is the majority of our cost of goods. Our On-Site Utility energy margins excluding depreciation were 34.1% in the first nine months of 2009 compared to 30.2% for the same period in 2008.

AMERICAN DG ENERGY INC

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first nine months of 2009 were $1,071,639 compared to $1,068,250 for the same period in 2008, an increase of $3,389 or 0.3%. Those expenses include non-cash compensation expense related to the issuance of restricted stock and option awards to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing efforts consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses in the first nine months of 2009 were $681,440 compared to $383,012 for the same period in 2008, an increase of $298,428 or 77.9%. The increase in our selling expenses was primarily due to the addition of a new salesperson, the additional commission paid to our outside sales agents and an increase in our allowance for doubtful accounts.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first nine months of 2009 were $415,775 compared to $273,717 for the same period in 2008, an increase of $142,058 or 51.9%. The increase in our engineering expenses was primarily due to the addition of an engineer and travel expenses to our energy sites.

Operating Income

Operating income in the first nine months of 2009 was a loss of $1,141,871 compared to a loss of $941,876 for the same period in 2008. The increase in the operating loss was affected by higher operating expenses. Our non-cash compensation expense related to the issuance of restricted stock and option awards to our employees was $218,320 in the first nine months of 2009, compared to $249,957 for the same period in 2008.

Other Income (Expense), Net

Our other income (expense), net, in the first nine months of 2009 was $265,019 compared to $239,454 for the same period in 2008. Other income (expense), net, includes interest income, interest expense and other items. Interest and other income was $64,725 in the first nine months of 2009 compared to $117,443 for the same period in 2008. The decrease was primarily due to lower yields on our invested funds. Interest expense was $329,744 in the first nine months of 2009 compared to $356,897 for the same period in 2008, due to interest on our convertible debenture issued in 2006.

Provision for Income Taxes

Our provision for state income taxes in the first nine months of 2009 was $5,650 compared to $63,638 for the same period in 2008, due to the profitability of our joint venture ADG NY. No benefit to the company’s losses has been provided in either period.

Noncontrolling Interest

The noncontrolling interest share in the profits in ADGNY was $157,959 in the first nine months of 2009 compared to $276,111 for the same period in 2008. The decrease in noncontrolling interest is due to the overall decrease in joint venture volume and profits and due to changes in ownership structure of underlying joint partners. In the first nine months of 2009, the company made a distribution of $237,821 to the noncontrolling interest partner.

AMERICAN DG ENERGY INC

Liquidity and Capital Resources

Consolidated working capital at September 30, 2009 was $6,468,961, compared to $3,477,991 at December 31, 2008. Included in working capital were cash, cash equivalents and short-term investments of $5,488,689 at September 30, 2009, compared to $2,445,112 at December 31, 2008. The increase in working capital was a result of additional funds raised during the quarter, offset by cash needed to fund operations.

 Cash used by operating activities was $699,545 in the first nine months of 2009 compared to $912,294 in the first nine months of 2008. The company's short and long-term receivables balance, including unbilled revenue, increased to $1,543,248, in the first nine months of 2009 compared to $1,046,319 at December 31, 2008, using $496,929 of cash due to increased sales volume. Amount due to the company from related parties, short and long-term, decreased to $76,706 in the first nine months of 2009 compared to $297,417 at December 31, 2008, providing $220,711 of cash due to reduction of debt by our noncontrolling interest partner as a result of selling his controlling interest in an asset. Our inventory increased to $396,277 in the first nine months of 2009 compared to 355,852 at December 31, 2008, using $40,425 of cash. Our prepaid and other current assets decreased to $156,927 in the first nine months of 2009 compared to $163,121 at December 31, 2008, providing $6,194 of cash.

Accounts payable increased to $464,184 in the first nine months of 2009, compared to $270,852 at December 31, 2008, providing $193,332 of cash. Our accrued expenses and other current liabilities including accrued interest expense increased to $594,098 in the first nine months of 2009 compared to $384,340 at December 31, 2008, providing $209,758 of cash, offset by an accrual of $105,000 for future interest payments. Our due to related party decreased to $131,239 in the first nine months of 2009, compared to $166,560 at December 31, 2008, using $35,321 of cash due to the timing of payment of an asset.

During the first nine months of 2009, the primary investing activities of the company's operations were expenditures for the purchase of property, plant and equipment for the company's energy system installations. The company used $1,777,457 for purchases and installation of energy systems. The company’s short-term investments provided $94,465 of cash as our funds invested in certificates of deposits matured and converted into cash. The company's financing activities provided $5,520,579 of cash in the first nine months of 2009 from the sale of common stock, exercise of common stock warrants, offset by distributions to our noncontrolling interest partner and payments on capital lease obligations.

The company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying CHP technology on its customers’ premises at no cost. Therefore the company is capital intensive. The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through the end of 2010. Beyond January 1, 2011, as we continue to grow our business by adding more energy systems, our cash requirements will increase. We may need to raise additional capital through a debt financing or an equity offering to meet our operating and capital needs for future growth.

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

AMERICAN DG ENERGY INC

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have made changes in our internal controls over financial reporting during the period ended September 30, 2009. We hired a consultant to review existing controls and review recent updates and changes to the company’s documentation to ensure that any process or control changes are properly identified and documented, including updating the company’s existing risk matrix. The engagement included the creation of testing plans based upon the current state of processes and key controls and the identification of areas for process improvements and documentation updates. The company has already implemented many of the recommended processes.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f).  Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of September 30, 2009.

The company had 14 employees as of September 30, 2009. The company currently does not have personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

The company reported in previous periods the lack of segregation of duties as a material weakness in financial reporting. The company hired a consultant to review its existing controls and propose changes to the company’s procedures to proper segregation of duties. Based on the consultant’s recommendation, the company has put procedures in place and has trained additional personnel to mitigate the risk. Management believes the previous weakness in financial reporting due to the lack of segregation of duties has been remediated.

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

AMERICAN DG ENERGY INC

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

AMERICAN DG ENERGY INC

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
___________________________

* Filed herewith.

AMERICAN DG ENERGY INC

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 2009.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)