Form 10-K
period 2009-12-31
AMERICAN DG ENERGY INC
filed 2010-03-31
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-52294

AMERICAN DG ENERGY INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-3569304
(State of incorporation or organization)	(IRS Employer Identification No.)

45 First Avenue
Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (781) 622-1120

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE Amex

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
Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the voting shares of the registrant held by non-affiliates on the OTC Bulletin Board was approximately $41,397,788 based on a closing price per share of $2.75. For purposes of this calculation, an aggregate of 20,717,659 shares of common stock held directly or by affiliates of the directors and officers of the registrant have been included in the number of shares held by affiliates.

As of March 31, 2010 the registrant’s shares of common stock outstanding were: 44,088,964.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders scheduled to be held on May 21, 2009.

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

AMERICAN DG ENERGY INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.  Business.

General

American DG Energy Inc., or the company, we, our or us, distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat and cooling. Our business model is to own the equipment that we install at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis. We call this business the American DG Energy “On-Site Utility”.

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

The company was incorporated as a Delaware corporation on July 24, 2001 to install, own, operate and maintain complete DG systems and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. As of December 31, 2009, we had installed energy systems, representing approximately 4,210 kilowatts, or kW, 33.5 million British thermal units, or MMBtu’s, of heat and hot water and 2,200 tons of cooling. kW is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated. Due to the high efficiency CHP systems, the Environmental Protection Agency, or EPA, has recognized them as a means to improve the environment. We have estimated that our currently installed energy systems running at 100% capacity have the potential to produce approximately 23,000 metric tons of carbon equivalents, less than typical separate heat and power systems, resulting in emissions reductions equivalent to planting 4,710 acres of forest or removing the emissions of 3,780 automobiles.

We believe that our primary near-term opportunity for DG energy and equipment sales is where commercial electricity rates exceed $0.12 per kW hour, or kWh, which is predominantly in the Northeast and California. These areas represent approximately 15% of the U.S. commercial power market, with electricity revenues in excess of $20.0 billion per year (see Figure 1 on page 6). Attractive DG economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies and other light industrial facilities. Two CHP market analysis reports sponsored by the Energy Information Administration, or EIA, in 2000 detailed the prospective CHP market in the commercial and institutional sectors1 and in the industrial sectors2. These data sets were used to estimate the CHP market potential in the 100 kW to 1 MW size range. These target market segments comprise over 163,000 sites totaling 12.2 million kW of prospective DG capacity. This is the equivalent of an $11.7 billion annual electricity market plus a $7.3 billion heat and hot water energy market, for a combined market potential of $19.0 billion.

1 The Market and Technical Potential for Combined Heat and Power in the Commercial/Institutional Sector; Prepared for the Energy Information Administration; Prepared by ONSITE SYCOM Energy Corporation; January 2000

2 The Market and Technical Potential for Combined Heat and Power in the Industrial Sector; Prepared for the Energy Information Administration; Prepared by ONSITE SYCOM Energy Corporation; January 2000

We believe that the largest number of potential DG users in the U.S. require less than 1 MW of electric power and less than 1,200 tons of cooling capacity. We are able to design our systems to suit a particular customer’s needs because of our ability to place multiple units at a site. This approach is part of what allows our products and services to meet changing power and cooling demands throughout the day (also from season-to-season) and greatly improves efficiency through a customer’s varying high and low power requirements.

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

Background and Market

The delivery of energy services to commercial and residential customers in the U.S. has evolved over many decades into an inefficient and increasingly unreliable structure. Power for lighting, air conditioning, refrigeration, communications and computing demands comes almost exclusively from centralized power plants serving users through a complex grid of transmission and distribution lines and substations. Even with continuous improvements in central station generation and transmission technologies, today’s power industry is only about 33% efficient3 meaning that it discharges to the environment roughly twice as much heat as the amount of electrical energy delivered to end-users. Since coal accounts for more than half of all electric power generation, these inefficiencies are a major contributor to rising atmospheric CO2 emissions. As countermeasures are sought to limit global warming, pressures against coal will favor the deployment of alternative energy technologies.

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

1 Energy Information Administration, Voluntary Reporting of Greenhouse Gases, 2004, Section 2, Reducing Emissions from Electric Power, Efficiency Projects: Definitions and Terminology, page 20

DG refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while, in most cases, significantly lowering utility costs for power users and building operators.

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

The DG Market Opportunity

We believe that our primary near-term opportunity for DG energy and equipment sales is where commercial electricity rates exceed $0.12 per kWh, which is predominantly in the Northeast and California. These areas represent approximately 15% of the U.S. commercial power market, with electricity revenues in excess of $20 billion per year (see Figure 1. on page 6). Attractive DG economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies and other light industrial facilities. Two CHP market analysis reports sponsored by the EIA in 2000 detailed the prospective CHP market in the commercial and institutional sectors4 and in the industrial sectors5. These data sets were used to estimate the CHP market potential in the 100 kW to 1 MW size range. These target market segments comprise over 163,000 sites totaling 12.2 million kW of prospective DG capacity. This is the equivalent of an $11.7 billion annual electricity market plus a $7.3 billion heat and hot water energy market, for a combined market potential of $19 billion.

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

4 The Market and Technical Potential for Combined Heat and Power in the Commercial/Institutional Sector; Prepared for the Energy Information Administration; Prepared by ONSITE SYCOM Energy Corporation; January 2000

5 The Market and Technical Potential for Combined Heat and Power in the Industrial Sector; Prepared for the Energy Information Administration; Prepared by ONSITE SYCOM Energy Corporation; January 2000

Figure 1

The DG Market Opportunity
U.S. Commercial/Institutional Electric Rate Profile

Source: U.S. Energy Information Administration Data [2002]

Business Model

We are a DG onsite energy company that sells energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers. We install our systems at no cost to our customers and retain ownership of the system. Because our systems operate at over 80% efficiency (versus less than 33% for the existing power grid), we are able to sell the energy produced by these systems to our customers at prices below their existing cost of electricity (or air conditioning), heat and hot water. Our cogeneration systems consist of natural gas-powered internal combustion engines that drive an electrical generator to produce electricity and that capture the engine heat to produce space heating and hot water. Our energy systems also can be configured to drive a compressor that produces air conditioning and that also captures the engine heat. As of December 31, 2009, we had 62 energy systems operational.

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

Energy and Products Portfolio

We provide a full range of CHP product and energy options.  Our primary energy and products are listed below:

•	Energy Sales

o	Electricity

o	Thermal (Hot Water, Heat and Cooling)

•	Energy Producing Products

o	Cogeneration Packages

o	Chillers

o	Complementary Energy Equipment (e.g., boilers, etc.)

o	Alternative Energy Equipment (e.g., solar, fuel cells, etc.)

•	Turnkey Installation Energy Producing Products with Incentives

•	Other Revenue Opportunities

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

Material Contracts

In January 2006, the company entered into the 2006 Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement. The company also shares personnel support services with Tecogen. The company is allocated its share of the cost of the personnel support services based upon the amount of time spent by such support personnel while working on the company’s behalf. To the extent Tecogen is able to do so under its current plans and policies, Tecogen includes the company and its employees in several of its insurance and benefit programs. The costs of these programs are charged to the company on an actual cost basis. Under this agreement, the company receives pricing based on a volume discount if it purchases cogeneration and chiller products from Tecogen. For certain sites, the company hires Tecogen to service its Tecogen chiller and cogeneration products. Under the current Agreement, as amended, Tecogen provides the company with office space and utilities at a monthly rate of $5,526.

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

Employees

As of December 31, 2009, we employed thirteen active full-time employees and two part-time employees. We believe that our relationship with our employees is satisfactory. None of our employees are represented by a collective bargaining agreement.

Item 1A. Risk Factors.

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. Investors and prospective investors should consider the following risks and the information contained under the heading ‘‘Warning Concerning Forward-Looking Statements’’ before deciding whether to invest in our securities.

We have incurred losses, and these losses may continue.

We have incurred losses in each of our fiscal years since inception. Losses continued to be incurred in 2009. There is no assurance that profitability will be achieved in the near term, if at all.

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

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions including the global recession could adversely impact our business in 2010 and beyond.

The current economic conditions including the global recession could adversely impact our business in 2010 and beyond, resulting in reduced demand for our products, increased rate of order cancellations or delays, increased risk of excess and obsolete inventories, increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have performed an evaluation of controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by our company in reports that we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported as when required. Management conducted an evaluation of our internal control over financial reporting and based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of the end of the period covered by this report. The company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and may require us to incur additional costs to improve our internal control system.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our headquarters are located in Waltham, Massachusetts and consist of 3,339 square feet of office and storage space that are leased from Tecogen. The lease expires on March 31, 2014. We believe that our facilities are appropriate and adequate for our current needs.

Item 3.  Legal Proceedings.

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse affect on our business, operating results or financial condition.

Item 4.  Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock started trading on November 8, 2007, on the OTC Bulletin Board, or OTCBB, under the symbol “ADGE”. OTCBB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

During the period from November 8, 2007 to December 31, 2007, the high price was $1.25 and the low price was $0.83 as reported by the OTCBB. The following table sets forth the high and low per share sales prices for our common stock for each of the quarters in the period beginning January 1, 2008, through December 31, 2009, as reported by the OTCBB. On October 19, 2009, the company’s common stock began trading on the NYSE Amex market.

	2009		2008
	High	Low	High	Low
First Quarter	$2.20	$1.50	$1.09	$0.73
Second Quarter	3.25	2.45	1.92	1.01
Third Quarter	3.08	2.70	2.05	1.35
Fourth Quarter	3.55	2.52	2.31	1.65

The closing price of our common stock as reported on the NYSE Amex on March 30, 2010, was $2.94 per share.

Holders

As of February 2, 2010, there were approximately 610 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding common stock issued, warrants issued and stock options granted by the company during fiscal year 2008 and 2009. Also included is the consideration, if any, we received and information relating to the section of the Securities Act of 1933, as amended, or the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

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

On April 23, 2009, the company raised $2,260,000 in a private placement of 1,076,190 shares of common stock at a price of $2.10 per share. The private placement was done exclusively by 5 accredited investors, representing 3.1% of the total shares then outstanding.

On July 24, 2009, the company raised $3,492,650 in a private placement of 1,663,167 shares of common stock at a price of $2.10 per share. The company also granted the investors the right to purchase additional shares of common stock at a purchase price of $3.10 per share by December 18, 2009, which as of December 31, 2009, have expired unexercised. The private placement was done exclusively by 22 accredited investors, representing 4.7% of the total shares then outstanding.

On October 1, 2009, the company signed an investor relations consulting agreement with Hayden IR for a period of twelve months. In connection with that agreement the company granted Hayden IR a warrant to purchase 12,000 shares of the company’s common stock at an exercise price per share of $2.98, with one-third vesting on October 1, 2009, one-third vesting on February 1, 2010, and one-third vesting on June 1, 2010, provided that at any such vesting date the agreement is still in effect and Hayden IR has provided all required services to the company. The warrants carry a cashless exercise provision and expire on May 30, 2013.

On October 14, 2009, the company raised $525,000 in a private placement of 250,000 shares of common stock at a price of $2.10 per share. The company also granted the investor the right to purchase additional shares of common stock at a purchase price of $3.10 per share by December 18, 2009, which as of December 31, 2009, have expired unexercised. The private placement was done exclusively by an accredited investor, representing 0.7% of the total shares then outstanding.

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

In February 2009, the company granted nonqualified options to purchase 13,000 shares of the common stock to three employees at $1.82 per share. Those options have a vesting schedule of 4 years and expire in 5 years. The grant of such options was exempt from registration under Rule 701 under the Securities Act.

In July 2009, the company granted nonqualified options to purchase 6,000 shares of the common stock to one employee at $2.95 per share. Those options have a vesting schedule of 4 years and expire in 5 years. The grant of such options was exempt from registration under Rule 701 under the Securities Act.

No underwriters were involved in the foregoing sales of securities. All purchasers of shares of our convertible debentures and warrants described above represented to us in connection with their purchase that they were accredited investors and made customary investment representations. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Rule 144

Under Rule 144 under the Securities Act, in general, a person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned shares of our common stock for more than six months but less than one year would be entitled to sell an unlimited number of shares. Sales under Rule 144 during this time period are still subject to the requirement that current public information is available about us for at least 90 days prior to the sale. After such person beneficially owns shares of our common stock for a period of one year or more, the person is entitled to sell an unlimited number of shares without complying with the public information requirement or any of the other provisions of Rule 144. As of March 31, 2010, all of our outstanding shares of common stock held by non-affiliates were registered for resale, or eligible for resale under Rule 144.

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

Recently, there has been a slowdown in the economy, a decline in the availability of financing from the capital markets, and a widening of credit spreads which has, or may in the future, adversely affect us to varying degrees. Such conditions may impact our ability to meet obligations to our suppliers and other third parties. These market conditions could also adversely affect the amount of revenue we report, require us to increase our allowances for losses, result in impairment charges and valuation allowances that decrease our equity, increase our loss and reduce our cash flows from operations. In addition, these conditions or events could impair our credit rating and our ability to raise additional capital.

Overview

We derive sales from selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are owned by us and are installed in our customers’ buildings. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customers’ local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month. Our revenues commence as new energy systems become operational. As of December 31, 2009, we had 62 energy systems operational. As a by-product of our energy business, in some cases the customer may choose to have us construct the system for them rather than have it owned by American DG Energy.

As a by-product of our energy business, in some cases the customer may choose to have us construct the system for them rather than have it owned by American DG Energy. In this case, we account for revenue and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the company’s policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue. Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. Revenues from operation and maintenance services, including shared savings are recorded when provided and verified.

We have experienced total net losses since inception of approximately $12.2 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2009 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2009 and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through January 1, 2011. Beyond January 1, 2011, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

In 2009, we raised $6,310,525 through various private placements of common stock, the issuance of warrants and exercise of stock options. If we are unable to raise additional capital in 2011 we may need to terminate certain of our employees and adjust our current business plan. Financial considerations may cause us to modify planned deployment of new energy systems and we may decide to suspend installations until we are able to secure additional working capital. We will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business; however, we are not currently engaged in such discussions.

The company’s operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB issued guidance on changes in the accounting and reporting of business acquisitions. The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value. This guidance was effective for the company beginning January 1, 2009. The guidance had no impact on the company’s consolidated financial statements and any future effect will depend on the extent that the company makes business acquisitions in the future.

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

In June, 2009 the FASB updated existing guidance to improve financial reporting by enterprises involved with variable interest entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. This guidance is effective for the company beginning in January 2010. The company does not believe adoption of this guidance will have a material effect on its consolidated financial statements.

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the company. This guidance is effective for us January 1, 2011 and is not expected to have a material effect on our consolidated financial position or results of operations.

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

Partnerships, Joint Ventures and Entities under Common Control

Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The company consolidates all joint ventures and partnerships in which it owns, directly or indirectly, 50% or more of the membership interests. All significant intercompany accounts and transactions are eliminated. Noncontrolling interest in net assets and earnings or losses of consolidated entities are reflected in the caption “Noncontrolling interest” in the accompanying consolidated financial statements. Noncontrolling interest adjusts the consolidated results of operations to reflect only the company’s share of the earnings or losses of the consolidated entities. Upon dilution of ownership below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate.

The company evaluates the applicability of the FASB, guidance on variable interest entities to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards. The company has contractual interests in Tecogen and determined that Tecogen was a Variable Interest Entity, as defined by the applicable guidance; however, the company was not considered the primary beneficiary and does not have any exposure to loss as a result of its involvement with Tecogen. Therefore, Tecogen was not consolidated in our consolidated financial statements through December 31, 2009. See “Note 7 - Related Parties” for further discussion.

The company has a variable interest in Tecogen through its contractual interests in that entity; however, the company is not the primary beneficiary and does not have any exposure to loss as a result of its involvement with Tecogen. See “Note 7 - Related Parties” footnote to the company’s consolidated financial statement for discussion of the company’s involvement with Tecogen.

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

In January 2006, the company entered into the 2006 Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the current amendment to the Agreement, Tecogen provides the company with office space and utilities at a monthly rate of $5,526.

On February 15, 2007, the company loaned the non controlling interest partner in ADGNY $20,000 by signing a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same non controlling partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms.  On October 11, 2007, we extended to our non controlling interest partner a line of credit of $500,000. At December 31, 2008, $265,012 was outstanding and due to the company under the combination of the above agreements. All notes were classified in the Due from related party account in the December 31, 2008 balance sheet and were secured by the partner’s non controlling interest. Effective April 1, 2009 the company reached an agreement with the noncontrolling interest partner in ADGNY to purchase its interest in the Riverpoint location. As a result of this transaction, the company owns 100% of that location and the noncontrolling interest partners’ share of that location was applied to his outstanding debt to the company related to the above mentioned loan agreements and line of credit. Additionally, in 2009 ADGNY financed capital improvements at several projects, which per project agreements was the responsibility of the noncontrolling interest partner. This further reduced the noncontrolling interest partner’s noncontrolling interest in ADGNY. The result of these transactions appears as “Ownership changes to noncontrolling interests” in the amount of $405,714 in the accompanying consolidated statement of stockholder’s equity for the year ended December 31, 2009.

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

During the quarter ended September 30, 2009, the non-controlling interest partner in ADGNY, a related party, purchased certain units and supporting equipment from the company for $370,400. That amount, as of December 31, 2009, was classified as “Due from related party” in the accompanying balance sheet. The cost of the units and supporting equipment was $208,225 and the company booked a profit of $162,175.

On December 17, 2009, the company entered into a revolving line of credit agreement, or the agreement, with John N. Hatsopoulos, the company’s Chief Executive Officer. Under the terms of the agreement, during the period extending to December 31, 2012, Mr. Hatsopoulos will lend to the company on a revolving line of credit basis a principal amount up to $5,000,000. All sums advanced pursuant to this agreement shall bear interest from the date each advance is made until paid in full at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest shall be due and payable quarterly in arrears and prepayment of principal, together with accrued interest, may be made at any time without penalty. As of December 31, 2009, the company has not drawn funds on this line of credit.

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

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred. The company receives rebates and incentives from various utility companies which are accounted as a reduction in the book value of the assets.

The company evaluates the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. At December 31, 2009 the company determined that its long-lived assets are recoverable.

Stock Based Compensation

Stock based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the statement of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the average volatility of 20 companies in the same industry as the company. The average expected life is estimated using the simplified method for “plain vanilla” options. The expected life in years is based on the “simplified” method. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the company normally issues new shares.

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

As a by-product of our energy business, in some cases the customer may choose to have us construct the system for them rather than have it owned by American DG Energy. In this case, we account for revenue and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the company’s policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue. Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. Revenues from operation, including shared savings are recorded when provided and verified. Maintenance service revenue is recognized over the term of the agreement and is billed on a monthly basis in arrears.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of December 31, 2009, there was no deferred income tax asset on our books. We recorded a valuation allowance of $4,224,000 against the entire gross deferred income tax asset due to uncertainties related to our ability to utilize our net operating loss carry forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Results of Operations for the Years Ended December 31, 2009 and December 31, 2008

Fiscal 2009 Compared with Fiscal 2008

Revenues

Revenues in 2009 were $5,763,827 compared to $6,579,437 for the same period in 2008, a decrease of $815,610 or 12.4%. The decrease in revenue was due to a decrease in our turn-key installation projects that in 2009 decreased to $1,130,839 compared to $1,434,932, for the same period in 2008, and our On-Site Utility energy revenues that in 2009 decreased to $4,632,988 compared to $5,144,505 for the same period in 2008, a decrease of 9.9%. The decrease in our turn-key installation projects revenue was caused by the construction of fewer projects. The decrease in our core On-Site Utility energy revenues was primarily caused by significantly lower natural gas prices in our existing markets which translated into lower hot water revenue.

During 2009, we were operating 62 energy systems at 36 locations in the Northeast, representing 4,210 kW of installed electricity plus thermal energy, compared to 56 energy systems at 30 locations, representing 4,240 kW of installed electricity plus thermal energy for the same period in 2008. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in 2009 were $4,677,323 compared to $5,733,175 for the same period in 2008, a decrease of $1,055,852 or 18.4%. Included in the cost of sales was depreciation expense of $788,885 in 2009, compared to $596,915 for the same period in 2008. Our cost of sales for our core On-Site Utility business consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. During 2009, our gross margins were 18.9% compared to 12.9% for the same period in 2008, primarily due to lower cost of natural gas which is the majority of our cost of goods. Our On-Site Utility energy margins excluding depreciation were 31.4% in 2009 compared to 27.7% for the same period in 2008.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in 2009 were $1,546,743 compared to $1,504,968 for the same period in 2008, an increase of $41,775 or 2.8%. Those expenses include non-cash compensation expense related to the issuance of restricted stock and option awards to our employees and an expense of $76,875 for original listing fees to the NYSE Amex.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing efforts consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses in 2009 were $850,975 compared to $533,874 for the same period in 2008, an increase of $317,101 or 59.4%. The increase in our selling expenses was primarily due to the addition of a new salesperson, the additional commission paid to our outside sales agents and an increase in bad debt expense related to three of our On-Site Utility sites.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in 2009 were $642,858 compared to $401,361 for the same period in 2008, an increase of $241,497 or 60.2%. The increase in our engineering expenses was primarily due to the addition of an engineer and travel expenses to our energy sites.

Loss from Operations

The loss from operations in 2009 was $1,954,072 compared to $1,593,941for the same period in 2008. The increase in the operating loss was affected by higher operating expenses. Our non-cash compensation expense related to the issuance of restricted stock and option awards to our employees was $286,844 in 2009, compared to $364,231 for the same period in 2008.

Other Income (Expense), Net

Our other income (expense), net, in 2009 was $366,359 compared to $334,717 for the same period in 2008. Other income (expense), net, includes interest income, interest expense and other items. Interest and other income was $71,185 in 2009 compared to $139,690 for the same period in 2008. The decrease was primarily due to lower yields on our invested funds. Interest expense was $437,544 in 2009 compared to $474,407 for the same period in 2008, due to less interest paid on our convertible debenture issued in 2006 because of conversions.

Provision for Income Taxes

Our provision for state income taxes in 2009 was $7,450 compared to $34,087 for the same period in 2008. No benefit for Federal taxes to the company’s losses has been provided in either period.

Noncontrolling Interest

The noncontrolling interest share in the profits in ADGNY was $202,684 in 2009 compared to $305,336 for the same period in 2008. The decrease in noncontrolling interest is due to the overall decrease in joint venture volume and profits and due to changes in ownership structure of underlying joint partners. In 2009, the company made a distribution of $333,704 to the noncontrolling interest partner.

Liquidity and Capital Resources

Consolidated working capital at December 31, 2009 was $4,132,378, compared to $3,477,991 at December 31, 2008. Included in working capital were cash, cash equivalents and short-term investments of $3,828,143 at December 31, 2009, compared to $2,445,112 at December 31, 2008. The increase in working capital was a result of additional funds raised during the year, offset by cash needed to fund operations.

 Cash used by operating activities was $648,816 in 2009 compared to $1,227,183 for the same period in 2008. The company’s short and long-term receivables balance, including unbilled revenue, decreased to $665,319, in 2009 compared to $1,046,319 at December 31, 2008, providing $381,000 of cash. The decrease was due to reduced revenue during the year. Amount due to the company from related parties, increased to $370,400 in 2009 compared to $297,417 at December 31, 2008, using $72,983 of cash. The increase was due to an increase in debt by our noncontrolling interest partner as a result of purchased certain units and supporting equipment from the company. Our inventory increased to $379,303 in 2009 compared to 355,852 at December 31, 2008, using $23,451 of cash. Our prepaid and other current assets decreased to $104,119 in 2009 compared to $163,121 at December 31, 2008, providing $59,002 of cash.

Accounts payable increased to $740,474 in 2009, compared to $270,852 at December 31, 2008, providing $469,622 of cash. Our accrued expenses and other current liabilities including accrued interest expense increased to $453,536 in 2009 compared to $384,340 at December 31, 2008, providing $69,196 of cash, offset by an accrual of $106,400 for future interest payments. Our due to related party decreased to $17,531 in 2009, compared to $166,560 at December 31, 2008, using $149,029 of cash.

During 2009, the primary investing activities of the company’s operations were expenditures for the purchase of property, plant and equipment for the company’s energy system installations. The company used $4,171,867 for purchases and installation of energy systems and received $232,483 in rebates and incentives. The company’s short-term investments provided $82,693 of cash as our funds invested in certificates of deposits matured and converted into cash. The company’s financing activities provided $5,971,231 of cash in 2009 from the sale of common stock, exercise of common stock warrants and stock options, offset by distributions to our noncontrolling interest partner and payments on capital lease obligations. In December 2009, the company entered into a revolving line of credit agreement with John N. Hatsopoulos, the company’s Chief Executive Officer, to lend to the company an amount of up to $5,000,000. As of December 31, 2009, the company has not drawn funds on this line of credit.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the Evaluation Date, have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to our company and any consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have made changes in our internal controls over financial reporting during the period ended December 31, 2009. We hired a consultant to review existing controls and review recent updates and changes to the company’s documentation to ensure that any process or control changes are properly identified and documented, including updating the company’s existing risk matrix. The engagement included the creation of testing plans based upon the current state of processes and key controls and the identification of areas for process improvements and documentation updates. The company has already implemented many of the recommended processes.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2009.

The company had thirteen active full-time employees and two part-time employees as of December 31, 2009. The company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

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

           This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to the our definitive Proxy Statement for our 2010 annual meeting of shareholders, or our Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

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

Report of Independent Registered Public Accounting Firm Caturano and Company, P.C. as of March 31, 2010

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and December 31, 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and December 31, 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

b) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended and restated December 9, 2009 (incorporated by reference to the registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

3.2	By-laws, as amended and restated August 31, 2009 (incorporated by reference to the registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

4.1	Form of Warrant (incorporated by reference to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

4.2	Warrant to Purchase Shares of Common Stock dated February 24, 2009 (incorporated by reference to the registrant’s current report on Form 8-K, filed with the SEC on February 26, 2009).

10.1	Audit Committee Charter, as amended October 13, 2009 (incorporated by reference to the registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

10.2	Compensation Committee Charter (incorporated by reference to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

10.3	Nominating and Governance Committee Charter dated August 31, 2009 (incorporated by reference to the registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

10.4	American Distributed Generation Inc. 2001 Stock Incentive Plan (incorporated by reference to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

10.5*	2005 Stock Incentive Plan (incorporated by reference to our definitive proxy statement for the 2008 Annual Meeting of shareholders originally filed with the SEC on April 29, 2008).

10.6
Facilities, Support Services and Business Agreement with Tecogen Inc. (incorporated by reference to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 22, 2006. Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and have been filed separately, on a confidential basis, with the SEC).

10.7
Amendment to Facilities, Support Services and Business Agreement with Tecogen Inc. dated April 1, 2008 (incorporated by reference to the registrant’s Form 10-Q, filed with the SEC on May 14, 2008, for the quarter ended March 31, 2008).

10.8
Amendment No. 2 to Facilities, Support Services and Business Agreement with Tecogen Inc. dated May 15, 2008 (incorporated by reference to the registrant’s Form 10-K, originally filed, filed with the SEC on March 20, 2009).

10.9
Amendment No. 3 to Facilities, Support Services and Business Agreement with Tecogen Inc. dated January 2, 2009 (incorporated by reference to the registrant’s Form 10-K, originally filed, filed with the SEC on March 20, 2009).

10.10	Operating Agreement of American DG New York LLC (incorporated by reference to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 22, 2006).

10.11	Form of Energy Purchase Agreement (incorporated by reference to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

10.12
Form of Subscription Agreement for private placement of common stock for American Distributed Generation Inc. (incorporated by reference to the registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

10.13*
Restricted Stock Purchase Agreement with Charles T. Maxwell dated February 20, 2007 (incorporated by reference to the registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

10.14	Form of 8% Senior Convertible Debenture Due 2011 (incorporated by reference to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

10.15
Form of Subscription Agreement for private placement of common stock, February 2007 (incorporated by reference to the registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

10.16
Form of Warrant to purchase shares of common stock, dated February 24, 2009, entered into between the company and Daniel Barnett (incorporated by reference to the registrant’s current Form 8-K, originally filed with the SEC on February 26, 2009).

10.17	Form of Subscription Agreement for private placement of common stock, April 2009 (incorporated by reference to the registrant’s current Form 8-K, originally filed with the SEC on April 27, 2009).

10.18	Form of Subscription Agreement for private placement of common stock, July 2009 (incorporated by reference to the registrant’s current Form 8-K, originally filed with the SEC on July 27, 2009).

10.19
Form of Subscription Agreement for private placement of common stock, October 2009 (incorporated by reference to the registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

10.20	Warrant Agreement with Hayden IR dated October 1, 2009 (incorporated by reference to the registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

10.21	Slide show presentation (incorporated by reference to the registrant’s current Form 8-K, originally filed with the SEC on December 9, 2009).

10.22	Revolving Line of Credit Agreement with John N. Hatsopoulos (incorporated by reference to the registrant’s current Form 8-K, originally filed with the SEC on December 17, 2009).

10.23#	Amendment No. 4 to Facilities, Support Services and Business Agreement with Tecogen Inc. dated January 2, 2010.

10.24#	Letter to John N. Hatsopoulos dated February 22, 2010.

14.1	Code of Business Conduct and Ethics (incorporated by reference to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

16.1	Letter on change in certifying accountant (incorporated by reference to, the company’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

21.1	List of subsidiaries (incorporated by reference to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

23.2#	Consent of Caturano and Company, P.C.

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (Furnished herewith).

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DG ENERGY INC. (Registrant)

By:	/s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ GEORGE N. HATSOPOULOS	Chairman of the Board	March 31, 2010
George N. Hatsopoulos

/s/ JOHN N. HATSOPOULOS	Chief Executive Officer and Director	March 31, 2010
John N. Hatsopoulos

/s/ ANTHONY S. LOUMIDIS	Chief Financial Officer (Principal Financial	March 31, 2010
Anthony S. Loumidis	and Accounting Officer)

/s/ BARRY J. SANDERS	President and Chief Operating Officer	March 31, 2010
Barry J. Sanders

/s/ EARL R. LEWIS	Director	March 31, 2010
Earl R. Lewis

/s/ CHARLES T. MAXWELL	Director	March 31, 2010
Charles T. Maxwell

/s/ ALAN D. WEINSTEIN	Director	March 31, 2010
Alan D. Weinstein

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
American DG Energy Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of American DG Energy Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2009 and December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company at December 31, 2009, and December 31, 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company retrospectively adopted the presentation and disclosure requirements of the Financial Accounting Standards Board Statement No. 160 “Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No.51” which is codified in Accounting Standards Codification 810.

/s/ CATURANO AND COMPANY, P.C.

Boston, Massachusetts
March 31, 2010

AMERICAN DG ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,149,222	$1,683,498
Short-term investments	678,921	761,614
Accounts receivable, net	518,379	835,922
Unbilled revenue	146,940	204,750
Due from related party	370,400	297,417
Inventory	379,303	355,852
Prepaid and other current assets	104,119	163,121
Total current assets	5,347,284	4,302,174

Property, plant and equipment, net	9,502,346	6,627,540

Accounts receivable, long- term	-	5,647
TOTAL ASSETS	14,849,630	10,935,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	740,474	270,852
Accrued expenses and other current liabilities	453,536	384,340
Due to related party	17,531	166,560
Capital lease obligations	3,365	2,431
Total current liabilities	1,214,906	824,183

Long-term liabilities:
Convertible debentures	5,320,000	5,875,000
Capital lease obligations, long-term	10,095	14,394
Total liabilities	6,545,001	6,713,577

Stockholders’ equity:
American DG Energy Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares
authorized; 37,676,817 and 34,034,496 issued and outstanding
at December 31, 2009 and December 31, 2008, respectively	37,677	34,034
Additional paid- in- capital	19,725,793	12,614,332
Common stock subscription	-	(35,040)
Accumulated deficit	(12,239,110)	(9,708,545)
Total American DG Energy Inc. stockholders’ equity	7,524,360	2,904,781
Noncontrolling interest	780,269	1,317,003
Total stockholders’ equity	8,304,629	4,221,784

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,849,630	$10,935,361

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2009	2008
Net Sales	$5,763,827	$6,579,437

Cost of sales
Fuel, maintenance and installation	3,888,438	5,136,260
Depreciation expense	788,885	596,915
	4,677,323	5,733,175
Gross profit	1,086,504	846,262

Operating expenses
General and administrative	1,546,743	1,504,968
Selling	850,975	533,874
Engineering	642,858	401,361
	3,040,576	2,440,203
Loss from operations	(1,954,072)	(1,593,941)

Other income (expense)
Interest and other income	71,185	139,690
Interest expense	(437,544)	(474,407)
	(366,359)	(334,717)

Loss, before income taxes	(2,320,431)	(1,928,658)
Provision for state income taxes	(7,450)	(34,087)
Consolidated net loss	(2,327,881)	(1,962,745)
		-
Less: Income attributable to the noncontrolling interest	(202,684)	(305,336)
Net loss attributable to American DG Energy Inc.	(2,530,565)	(2,268,081)

Net loss per share - basic and diluted	$(0.07)	$(0.07)

Weighted average shares outstanding -
basic and diluted	35,554,303	32,872,006

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		American DG Energy Inc. Shareholders
			Common
			Stock	Common	Additional
		Accumulated	$0.001	Stock	Paid-In	Noncontrolling
	Total	Deficit	Par Value	Subscription	Capital	Interest
Balance at December 31, 2007	$5,045,417	$(7,440,464)	$32,806	$-	$11,394,289	$1,058,786
Distributions to noncontrolling interest	(47,119)	-	-	-	-	(47,119)
Conversion of convertible debenture to common stock	150,000	-	178	-	149,822	-
Issuance of restricted stock	-	-	40	(40)	-	-
Stock based compensation expense	364,231	-	-	-	364,231	-
Exercise of warrants	672,000	-	1,010	(35,000)	705,990	-
Net loss	(1,962,745)	(2,268,081)	-	-	-	305,336
Balance at December 31, 2008	4,221,784	(9,708,545)	34,034	(35,040)	12,614,332	1,317,003

Distributions to noncontrolling interest	(333,704)	-	-	-	-	(333,704)
Ownership changes to noncontrolling interest, Note 7	(405,714)	-	-	-	-	(405,714)
Conversion of convertible debenture to common stock	555,000	-	661	-	554,339	-
Issuance of restricted stock	40	-	-	40	-	-
Cancellation of restricted stock	(40)	-	(40)	-	-	-
Sale of common stock, net of costs	5,878,079	-	2,991	-	5,875,088	-
Issuance of common stock warrants	372,815	-	-	-	372,815	-
Stock based compensation expense	286,844	-	-	-	286,844	-
Exercise of stock options	22,406	-	31	-	22,375	-
Exercise of warrants	35,000	-	-	35,000	-	-
Net loss	(2,327,881)	(2,530,565)	-	-	-	202,684
Balance at December 31, 2009	$8,304,629	$(12,239,110)	$37,677	$-	$19,725,793	$780,269

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,530,565)	$(2,268,081)
Income attributable to noncontrolling interest	202,684	305,336
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	806,776	604,525
Provision for losses on accounts receivable	299,994	51,759
Amortization of deferred financing costs	8,526	8,526
Stock-based compensation	286,844	364,231

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	168,294	(330,849)
Due from related party	(308,183)	272,957
Inventory	(23,451)	(269,714)
Prepaid assets	50,476	(93,794)
Increase (decrease) in:
Accounts payable	469,622	(83,239)
Accrued expenses and other current liabilities	69,196	44,600
Due to related party	(149,029)	166,560
Net cash used in operating activities	(648,816)	(1,227,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,171,867)	(2,165,899)
Sale (purchases) of short-term investments	82,693	(761,614)
Rebates and incentives	232,483	155,831
Net cash used in investing activities	(3,856,691)	(2,771,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of warrants	372,815	-
Proceeds from exercise of warrants	35,000	672,000
Proceeds from sale of common stock, net of costs	5,878,079	-
Proceeds from issuance of stock options	22,406	-
Principal payments on capital lease obligations	(3,365)	-
Distributions to noncontrolling interest	(333,704)	(47,119)
Net cash provided by financing activities	5,971,231	624,881

Net increase (decrease) in cash and cash equivalents	1,465,724	(3,373,984)
Cash and cash equivalents, beginning of the year	1,683,498	5,057,482
Cash and cash equivalents, ending of the year	$3,149,222	$1,683,498

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$448,645	$477,422
Income taxes	$35,460	$86,130

Non-cash investing and financing activities:
Conversion of convertible debenture to common stock	$555,000	$150,000
Acquisition of equipment under capital lease	$-	$16,825

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The company:

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

The company was incorporated as a Delaware corporation on July 24, 2001 to install, own, operate and maintain complete distributed generation systems and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. As of December 31, 2009, we had installed energy systems, representing approximately 4,210 kilowatts, or kW, 33.5 million British thermal units, or MMBtu’s, of heat and hot water and 2,200 tons of cooling. Kilowatt is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated.

We derive sales from selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are owned by us and are installed in our customers’ buildings. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customers’ local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month. Our revenues commence as new energy systems become operational. As of December 31, 2009, we had 62 energy systems operational. As a by-product of our energy business, in some cases the customer may choose to have us construct the system for them rather than have it owned by American DG Energy.

Note 2 — Summary of significant accounting policies:

Principles of Consolidation and Basis of Presentation:

The accompanying consolidated financial statements include the accounts of the company, its wholly owned subsidiary American DG Energy and its 51% joint venture, American DG New York, LLC, or (“ADGNY”), after elimination of all material intercompany accounts, transactions and profits. The Company owns a controlling, 51% legal interest in ADGNY.  The Company’s ownership interest in energy system projects (referred to hereafter as “Investee entities”) of ADGNY varies between projects with its joint venture partner.   On January 1, 2009, the company adopted (retrospectively for all periods presented) the new presentation requirements for noncontrolling interests required by ASC 810 Consolidations. Under ASC 810, earnings or losses attributed to the noncontrolling interests are reported as part of the consolidated earnings and not a separate component of income or expense. Noncontrolling interests in the net assets and earnings or losses of consolidated Investee entities are reflected in the caption “Noncontrolling interest” in the accompanying consolidated financial statements. Since Investee entity ownership percentages vary, noncontrolling interest adjusts the consolidated results of operations to reflect only the company’s share of the earnings or losses of the consolidated Investee entities. Upon dilution of ownership in ADGNY below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

The company evaluates the applicability of the Financial Accounting Standards Board, or FASB, guidance on variable interest entities to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards. The company has contractual interests in Tecogen and determined that Tecogen was a Variable Interest Entity, as defined by the applicable guidance; however, the company was not considered the primary beneficiary and does not have any exposure to loss as a result of its involvement with Tecogen. Therefore, Tecogen was not consolidated in our consolidated financial statements through December 31, 2009. See “Note 7 - Related Parties” for further discussion.

The company’s operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

AMERICAN DG ENERGY INC.

We have experienced total net losses since inception of approximately $12.2 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2009 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2009 and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through January 1, 2011. Beyond January 1, 2011, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

In 2009, we raised $6,310,525 through various private placements of common stock, the issuance of warrants and exercise of stock options. If we are unable to raise additional capital in 2011 we may need to terminate certain of our employees and adjust our current business plan. Financial considerations may cause us to modify planned deployment of new energy systems and we may decide to suspend installations until we are able to secure additional working capital. We will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business; however, we are not currently engaged in such discussions.

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

As a by-product of our energy business, in some cases the customer may choose to have us construct the system for them rather than have it owned by American DG Energy. In this case, we account for revenue and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the company’s policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue. Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. Revenues from operation, including shared savings are recorded when provided and verified. Maintenance service revenue is recognized over the term of the agreement and is billed on a monthly basis in arrears.

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

AMERICAN DG ENERGY INC.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. As of December 31, 2009, the company had a balance of $3,578,143 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

Accounts Receivable

The company maintains receivable balances primarily with customers located throughout New York and New Jersey. The company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Generally, such losses have been within management’s expectations. Bad debt is written off when identified.

Accounts receivable are presented net of an allowance for doubtful collections of $51,821 and $51,759 at December 31, 2009 and December 31, 2008 respectively. Included in accounts receivable are amounts from four major customers accounting for approximately 22% and 45% of total accounts receivable for the years ended December 31, 2009 and December 31, 2008, respectively. There were sales to three customers accounting for approximately 26% and 27% of total sales for the years ended December 31, 2009 and December 31, 2008, respectively.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of December 31, 2009 and December 31, 2008, there were no reserves or write-downs recorded against inventory.

Accounts Payable

Included in accounts payable are amounts due to five major vendors accounting for approximately 66% and 51% of total accounts payable for the years ended December 31, 2009 and December 31, 2008, respectively. Purchases from four vendors accounted for approximately 67% and 50% of total purchases for the years ended December 31, 2009, and December 31, 2008, respectively.

Supply Concentrations

All of the company’s cogeneration unit purchases for the years ended December 31, 2009 and 2008 were from one vendor (see “Note 7 - Related Parties”). We believe there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen. The company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred. The company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets.

The company evaluates the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. At December 31, 2009 the company determined that its long-lived assets are recoverable.

AMERICAN DG ENERGY INC.

Stock Based Compensation

Stock based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statement of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the average volatility of 20 companies in the same industry as the company. The average expected life is estimated using the simplified method for “plain vanilla” options. The expected life in years is based on the “simplified” method. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the company normally issues new shares.

See “Note 5 – Stockholders’ Equity” for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the years ended December 31, 2009 and December 31, 2008.

Loss per Common Share

We compute basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. As of the year ended December 31, 2009, we excluded 9,643,460 anti-dilutive shares resulting from conversion of debentures and exercise of stock options, warrants and unvested restricted stock, and as of the year ended December 31, 2008, we excluded 10,543,049 anti-dilutive shares resulting from conversion of debentures and exercise of stock options, warrants and unvested restricted stock. All shares issuable for both years were anti-dilutive because of the reported net loss.

Other Comprehensive Net Loss

The comprehensive net loss for the years ended December 31, 2009 and 2008 does not differ from the reported loss.

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

The tax years 2005 through 2008 remain open to examination by major taxing jurisdictions to which we are subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. We are currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. We did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements. We would record any such interest and penalties as a component of interest expense. We do not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Fair Value of Financial Instruments

The company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and notes due from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and notes due from related parties approximate their fair values based on their short-term nature. Short-term investments are recorded at fair value. The carrying value of the convertible debentures on the balance sheet at December 31, 2009 approximates fair value as the terms approximate those currently available for similar instruments. See Note 8 for discussion of fair value measurements.

AMERICAN DG ENERGY INC.

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance on changes in the accounting and reporting of business acquisitions. The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value. This guidance was effective for the company beginning January 1, 2009. The guidance had no impact on the company’s consolidated financial statements and any future effect will depend on the extent that the company makes business acquisitions in the future.

As noted in Note 2, in December 2007, the FASB issued new rules on noncontrolling interests in consolidated financial statements. The noncontrolling interest guidance changed the accounting for minority interests, which are reclassified as noncontrolling interests and classified as a component of equity. This guidance was effective for the company beginning January 1, 2009, and resulted in a change in presentation of minority interests in the consolidated financial statements consistent with the new rules.

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

In March 2008, the FASB issued a pronouncement pertaining to disclosures about derivative instruments and hedging activities. This guidance requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The rule was effective for the company beginning January 1, 2009. The guidance did not have a material impact on its results of operations and financial condition.

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

In June, 2009 the FASB updated existing guidance to improve financial reporting by enterprises involved with variable interest entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. This guidance is effective for the company beginning in January 2010. The company does not believe adoption of this guidance will have a material effect on its consolidated financial statements.

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the company. This guidance is effective for us January 1, 2011 and is not expected to have a material effect on our consolidated financial position or results of operations.

AMERICAN DG ENERGY INC.

Note 3 — Property, plant and equipment:

Property, plant and equipment consist of the following as of December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008
Co-generation units	$8,559,132	$7,187,382

Computer equipment and software	42,531	20,199
Furniture and fixtures	28,087	26,846
Vehicles	37,193	37,193
	8,666,943	7,271,620
Less — accumulated depreciation	(2,168,063)	(1,506,511)
	6,498,880	5,765,109
Construction in progress	3,003,466	862,431
	$9,502,346	$6,627,540

Depreciation expense of property, plant and equipment totaled $806,776 and $604,525 for the years ended December 31, 2009 and December 31, 2008.

Note 4 — Convertible debentures:

In April and June of 2006, the company issued convertible debentures totaling $6,075,000 to existing investors (the “debentures”). The debentures accrue interest at a rate of 8% per annum and are due five years from the issuance date. The debentures are convertible, at the option of the holder, into a number of shares of common stock as determined by dividing the original outstanding amount of the respective debenture by the conversion price in effect at the time. The initial conversion price of the debenture is $0.84 and is subject to adjustment in accordance with the agreement. As of December 31, 2009 the conversion price of the debenture has not been adjusted.

In 2008, two holders of the company’s 8% Convertible Debenture elected to convert $150,000 of the outstanding principal amount of the debentures into 178,572 shares of common stock. In 2009, three holders of the company’s 8% Convertible Debenture elected to convert $555,000 of the outstanding principal amount of the debentures into 660,714 shares of common stock. At December 31, 2009, there were 6,333,335 shares of common stock issuable upon conversion of our outstanding convertible debentures.

On February 9, 2010, all holders of the convertible debentures elected to convert their principal amount outstanding into shares of common stock at a conversion price of $0.84. See “Note 11 – Subsequent events.”

Note 5 — Stockholders’ equity:

Common Stock

On April 23, 2009, the company raised $2,260,000 in a private placement of 1,076,190 shares of common stock at a price of $2.10 per share. The private placement was done exclusively with 5 accredited investors.

On July 24, 2009, the company raised $3,492,650 in a private placement of 1,663,167 shares of common stock at a price of $2.10 per share. The company also granted the investors the right to purchase additional shares of common stock at a purchase price of $3.10 per share by December 18, 2009, which as of December 31, 2009, have expired unexercised. The private placement was done exclusively with 22 accredited investors.

On October 14, 2009, the company raised $525,000 in a private placement of 250,000 shares of common stock at a price of $2.10 per share. The company also granted the investor the right to purchase additional shares of common stock at a purchase price of $3.10 per share by December 18, 2009, which as of December 31, 2009, had expired unexercised. The private placement was done exclusively by an accredited investor.

AMERICAN DG ENERGY INC.

The holders of common stock have the right to vote their interest on a per share basis. At December 31, 2009, there were 37,676,817 shares of common stock outstanding.

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

Stock Based Compensation

The company has adopted the 2005 Stock Incentive Plan, or the Plan, under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the company. On April 17, 2008 the board unanimously amended the Plan, subject to shareholder approval, to increase the reserved shares of common stock issuable under the Plan from 4,000,000 to 5,000,000, or the Amended Plan. On May 30, 2008, at the company’s annual meeting, the shareholders voted in favor of an amendment to increase the number of shares of common stock of the company available for issuance under the Plan from 4,000,000 to 5,000,000 shares.

The maximum number of shares of stock allowable for issuance under the Amended Plan is 5,000,000 shares of common stock, including 1,190,500 shares of restricted stock outstanding as of December 31, 2009. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 1,051,250 at December 31, 2009.

During the years ended December 31, 2009 and December 31, 2008, the company recognized employee non-cash compensation expense of $286,844 and $364,231, respectively, related to the issuance of stock options and restricted stock. At December 31, 2009 there were 440,125 unvested shares of restricted stock outstanding. At December 31, 2009 the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $423,607. This amount will be recognized over the weighted average period of 5.46 years.

In 2008, the company granted to one of its employees nonqualified options to purchase 100,000 shares of the common stock at $1.95 per share. Those options have a vesting schedule of four years and expire in ten years. The fair value of the options issued in 2008 was $93,977, with a weighted average grant date fair value of $0.94 per option.

In 2009, the company granted to three of its employees nonqualified options to purchase 13,000 shares of the common stock at $1.82 per share. Those options have a vesting schedule of four years and expire in five years. During 2009, the company also granted to one of its employees nonqualified options to purchase 6,000 shares of the common stock at $2.95 per share. Those options have a vesting schedule of four years and expire in five years. The fair value of all options issued in 2009 was $16,161, with a weighted average grant date fair value of $0.85 per option.

AMERICAN DG ENERGY INC.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2009	2008
Stock options and restricted stock awards
Expected life	5.94 years	6.95 years
Risk-free interest rate	0.37%	1.62%
Expected volatility	48.4%	48.4%

Stock option activity for the years ended December 31, 2009 and 2008 was as follows:

		Exercise	Weighted	Weighted
	Number	Price	Average	Average	Aggregate
	Of	Per	Exercise	Remaining	Intrinsic
Common Stock Options	Options	Share	Price	Life	Value
Outstanding, December 31, 2007	2,241,000	$0.07-$0.90	$0.63	7.71 years	$607,600
Granted	100,000	$1.95	1.95
Exercised	-	-	-		-
Canceled	(12,000)	$0.90	0.90
Expired	-	-	-
Outstanding, December 31, 2008	2,329,000	$0.07-$1.95	$0.68	6.95 years	$3,017,920
Exercisable, December 31, 2008	1,244,500		$0.42		$1,937,660
Vested or expected to vest, December 31, 2008	2,329,000		$0.68		$3,017,920

Outstanding, December 31, 2008	2,329,000	$0.07-$1.95	$0.68	6.95 years	$3,017,920
Granted	19,000	$1.82-$2.95	2.18
Exercised	(31,250)	$0.70-$0.90	0.72
Canceled	-	-	-
Expired	(8,750)	$0.70-$0.90	0.87
Outstanding, December 31, 2009	2,308,000	$0.07-$2.95	$0.70	5.94 years	$5,203,740
Exercisable, December 31, 2009	1,421,000		$0.50		$3,488,400
Vested or expected to vest, December 31, 2009	2,308,000		$0.70		$5,203,740

The aggregate intrinsic value of options outstanding as of December 31, 2009 is calculated as the difference between the exercise price of the underlying options and the price of the company’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

In 2008, the company made a restricted stock grant to one employee by permitting him to purchase an aggregate of 40,000 shares of common stock, at a price of $0.001 per share. The fair value of the restricted stock issued in 2008 was $77,960 and vests in four years. There were no restricted stock grants to employees in 2009.

Restricted stock activity for the years ended December 31, 2009 and 2008 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value
Unvested, December 31, 2007	948,875	0.70
Granted	40,000	1.95
Vested	(268,875)	0.70
Forfeited	-	-
Unvested, December 31, 2008	720,000	$0.77

Granted	-	-
Vested	(240,875)	0.75
Forfeited	(39,000)	0.70
Unvested, December 31, 2009	440,125	$0.79

AMERICAN DG ENERGY INC.

Note 6 — Employee benefit plan:

The company has a defined contribution retirement plan, or the Retirement Plan, which qualifies under Section 401(k) of the Internal Revenue Code, or the IRC. Under the Retirement Plan, employees meeting certain requirements may elect to contribute a percentage of their salary up to the maximum allowed by the IRC. The company matches a variable amount based on participant contributions up to a maximum of 4.5% of each participant’s salary. The company contributed $39,075 and $31,717 to the Retirement Plan for the years ended December 31, 2009 and 2008, respectively.

Note 7 — Related parties:

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

In January 2006, the company entered into the 2006 Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the current amendment to the Agreement, Tecogen provides the company with office space and utilities at a monthly rate of $5,526.

The company has sales representation rights to Tecogen’s products and services. In New England, the company has exclusive sales representation rights to Tecogen’s cogeneration products. The company has granted Tecogen sales representation rights to its On-Site Utility energy service in California.

On February 15, 2007, the company loaned the non controlling interest partner in ADGNY $20,000 by signing a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same non controlling partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms.  On October 11, 2007, the company extended to its non controlling interest partner a line of credit of $500,000. At December 31, 2008, $265,012 was outstanding and due to the company under the combination of the above agreements. All notes were classified in the Due from related party account in the December 31, 2008 balance sheet and were secured by the partner’s non controlling interest. Effective April 1, 2009 the company reached an agreement with the noncontrolling interest partner in ADGNY to purchase its interest in the Riverpoint location. As a result of this transaction, the company owns 100% of that location and the noncontrolling interest partners’ share of that location was applied to his outstanding debt to the company related to the above mentioned loan agreements and line of credit. Additionally, in 2009, ADGNY financed capital improvements at several projects, which per project agreements was the responsibility of the noncontrolling interest partner. This further reduced the noncontrolling interest partner’s noncontrolling interest in ADGNY. The result of these transactions appears as “Ownership changes to noncontrolling interests” in the amount of $405,714 in the accompanying consolidated statement of stockholder’s equity for the year ended December 31, 2009.

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

During the quarter ended September 30, 2009, the non-controlling interest partner in ADGNY, a related party, purchased certain units and supporting equipment from the company for $370,400. That amount, as of December 31, 2009, was classified as “Due from related party” in the accompanying balance sheet. The cost of the units and supporting equipment was $208,225 and the company recorded a profit of $162,175.

On December 17, 2009, the company entered into a revolving line of credit agreement, or the agreement, with John N. Hatsopoulos, the company’s Chief Executive Officer. Under the terms of the agreement, during the period extending to December 31, 2012, Mr. Hatsopoulos will lend to the company on a revolving line of credit basis a principal amount up to $5,000,000. All sums advanced pursuant to this agreement shall bear interest from the date each advance is made until paid in full at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest shall be due and payable quarterly in arrears and prepayment of principal, together with accrued interest, may be made at any time without penalty. As of December 31, 2009, the company has not drawn funds on this line of credit.

AMERICAN DG ENERGY INC.

The company’s Chief Financial Officer devotes part of his business time to the affairs of GlenRose Instruments Inc., or GlenRose, and part of his salary is reimbursed by GlenRose. Also, the company’s Chief Executive Officer is the Chairman of the Board and a significant investor in GlenRose and does not receive a salary, bonus or any other compensation from GlenRose.

Note 8 — Fair value measurements:

The fair value topic of the FASB Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

At December 31, 2009, the company had $678,921 in short-term investments that are comprised of certificates of deposits which are categorized as Level 2. The company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

Note 9 — Income taxes:

A reconciliation of federal statutory income tax provision to the company’s actual provision for the years ended December 31, 2009 and December 31, 2008, respectively, are as follows:

	2009	2008
Benefit at federal statutory tax rate	$(860,000)	$(760,000)
Unbenefited operating losses	860,000	760,000
Provision for state income taxes	7,450	34,087
Income tax provision	$7,450	$34,087

The components of net deferred tax assets recognized in the accompanying balance sheets at December 31, 2009 and December 31, 2008, respectively, are as follows:

	2009	2008
Net operating loss carryforwards	$4,676,000	$3,149,000
Accrued expenses and other	312,000	178,000
Depreciation	(764,000)	(271,000)
	4,224,000	3,056,000
Valuation allowance	(4,224,000)	(3,056,000)
Net deferred tax asset	$-	$-

As of December 2009, the company has federal and state loss carryforwards of approximately $12,400,000 and $8,300,000, respectively, which may be used to offset future federal and state taxable income, expiring at various dates through 2029. Under IRC Section 382, certain substantial changes in the company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income. As a result of the company’s various private placements of common stock, it is possible that, net operating loss carryforwards and other tax attributes may have been limited by these rules. The change-in-control provisions of IRC section 382 have not been fully investigated in relation to these transactions.

AMERICAN DG ENERGY INC.

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

The company adopted accounting for uncertain tax positions effective January 1, 2007. The adoption of this statement had no effect on the company’s financial position. The company has no uncertain tax positions as of either the date of the adoption, or as of December 31, 2009.

Note 10 — Commitments and contingencies:

In January 2006, the company entered into the Agreement with Tecogen to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement. The company also shares personnel support services with Tecogen. The company is allocated its share of the cost of the personnel support services based upon the amount of time spent by such support personnel while working on the company’s behalf. To the extent Tecogen is able to do so under its current plans and policies, Tecogen includes the company and its employees in several of its insurance and benefit programs. The costs of these programs are charged to the company on an actual cost basis. Under this agreement, the company receives pricing based on a volume discount if it purchases cogeneration and chiller products from Tecogen. For certain sites, the company hires Tecogen to service its Tecogen chiller and cogeneration products. Under the current amendment to the Agreement, Tecogen provides the company with office space and utilities at a monthly rate of $5,526.

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

The company is the lessee of certain equipment under capital lease expiring in 2013. The following is a schedule of future minimum lease payments, together with the present value of the net minimum lease payments under capital leases as of December 31, 2009.

Payments
2010	$5,221
2011	5,221
2012	5,221
2013	5,221
Total lease payments	20,884
Less: Amount representing interest	(7,424)
Present value of minimum lease payments	$13,460

Note 11 — Subsequent events:

On January 4, 2010, the company entered into an agreement with Codale Ltd., whereby Codale will provide the company an amount up to two hundred fifty thousand British Pounds sterling (£250,000) to cover expenses incurred in connection with an investigation and research effort for the development of the company’s business in European markets. Expenses relating to this investigation will be incurred over a period of up to one year, and in consideration for the funds provided to the company, if the company forms a new subsidiary within two years from the signing of the agreement, Codale will be entitled to an equity interest in such subsidiary equal to 10% of the equity thereof.

AMERICAN DG ENERGY INC.

On February 9, 2010, the company issued a Notice of Redemption to all holders of its outstanding 8% Convertible Debentures to announce redemption as of February 26, 2010, of all of its outstanding convertible debentures that had not been converted into common stock. The aggregate principal amount of convertible debentures outstanding on February 26, 2010 was $5,320,000 and accrued interest was $66,204. All holders of the convertible debentures elected to convert their principal amount outstanding into shares of common stock at a conversion price of $0.84. In connection with this transaction, the company issued to the holders of the convertible debentures an aggregate of 6,402,962 shares of common stock and paid $7,716 of accrued interest in cash. The closing price of the company’s common stock on the NYSE Amex on February 8, 2010 was $2.82.

In March 2010, certain investors including George N. Hatsopoulos and John N. Hatsopoulos, exercised 500,000 warrants with an expiration date of April 5, 2010, for gross proceeds to the company of $350,000.