Form 10-Q
period 2010-03-31
AMERICAN DG ENERGY INC
filed 2010-05-13
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes ☐  No ☒

Title of each class	Outstanding at March 31, 2010
Common Stock, $0.001 par value	44,579,779

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING MARCH 31, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheet –
	March 31, 2010 and December 31, 2009	3

	Condensed Consolidated Statement of Operations –
	Three Months Ended March 31, 2010 and March 31, 2009	4

	Condensed Consolidated Statement of Cash Flows –
	Three Months Ended March 31, 2010 and March 31, 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4T:	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1A:	Risk Factors	16

Item 6:	Exhibits	16

Signatures		17

References in this Form 10-Q to “we”, “us”, “our”, the “company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2010 and December 31, 2009
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,746,672	$3,149,222
Short-term investments	788,186	678,921
Accounts receivable, net	582,960	518,379
Unbilled revenue	186,604	146,940
Due from related party	243,922	370,400
Inventory	962,934	379,303
Prepaid and other current assets	117,644	104,119
Total current assets	4,628,922	5,347,284

Property, plant and equipment, net	9,967,710	9,502,346

TOTAL ASSETS	14,596,632	14,849,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	511,696	740,474
Accrued expenses and other current liabilities	245,425	453,536
Due to related party	659,412	17,531
Capital lease obligations	3,365	3,365
Total current liabilities	1,419,898	1,214,906

Long-term liabilities:
Convertible debentures	-	5,320,000
Capital lease obligations, long-term	9,254	10,095
Total liabilities	1,429,152	6,545,001

Stockholders’ equity:
American DG Energy Inc. shareholders' equity:
Common stock, $0.001 par value; 100,000,000 shares
authorized; 44,579,779 and 37,676,817 issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	44,580	37,677
Additional paid-in capital	25,479,124	19,725,793
Accumulated deficit	(13,015,088)	(12,239,110)
Total American DG Energy Inc. stockholders' equity	12,508,616	7,524,360
Noncontrolling interest	658,864	780,269
Total stockholders' equity	13,167,480	8,304,629

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,596,632	$14,849,630

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended March 31, 2010 and March 31, 2009
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Net Sales	$1,449,973	$1,403,529

Cost of sales
Fuel, maintenance and installation	1,148,224	1,054,533
Depreciation expense	197,697	197,742
	1,345,921	1,252,275
Gross profit	104,052	151,254

Operating expenses
General and administrative	335,351	349,767
Selling	180,529	120,064
Engineering	256,755	118,760
	772,635	588,591
Loss from operations	(668,583)	(437,337)

Other income (expense)
Interest and other income	14,691	23,778
Interest expense	(70,624)	(117,500)
	(55,933)	(93,722)

Loss before income taxes	(724,516)	(531,059)
Provision for state income taxes	(3,550)	(2,050)
Consolidated net loss	(728,066)	(533,109)

Less: Income attributable to the noncontrolling interest	(47,912)	(42,204)
Net loss attributable to American DG Energy Inc.	(775,978)	(575,313)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	39,846,998	33,535,306

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Three Months Ended March 31, 2010 and March 31, 2009
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(775,978)	$(575,313)
Income attributable to noncontrolling interest	47,912	42,204
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,390	201,076
Provision for losses on accounts receivable	-	13,500
Amortization of deferred financing costs	2,132	2,132
Stock-based compensation	50,013	84,746

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable and unbilled revenue	(104,245)	114,228
Due from related party	(42,839)	(82,121)
Inventory	(583,631)	(209,003)
Prepaid assets	(15,657)	(3,373)
Increase (decrease) in:
Accounts payable	(228,778)	4,287
Accrued expenses and other current liabilities	(149,623)	(52,526)
Due to related party	641,881	28,482
Net cash used in operating activities	(953,423)	(431,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(828,636)	(320,339)
Sale (purchases) of short-term investments	(109,265)	490,481
Rebates and incentives	157,882	81,444
Net cash (used in) provided by investing activities	(780,019)	251,586

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	350,000	35,000
Convertible debenture issuance costs	(18,267)	-
Principal payments on capital lease obligations	(841)	(529)
Distributions to noncontrolling interest	-	(35,132)
Net cash provided by (used in) financing activities	330,892	(661)

Net decrease in cash and cash equivalents	(1,402,550)	(180,756)
Cash and cash equivalents, beginning of the period	3,149,222	1,683,498
Cash and cash equivalents, ending of the period	$1,746,672	$1,502,742

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$12,136	$117,500
Income taxes	$4,750	$21,960

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$5,320,000	$-

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Financial Statements (Unaudited) for the period ending March 31, 2010

Note 1 – Basis of Presentation:

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K for the year ended December 31, 2009, filed with the SEC. The operating results for the three month period ended March 31, 2010, may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2010.

The accompanying consolidated financial statements include the accounts of the company, its wholly owned subsidiary American DG Energy and its 51% joint venture, American DG New York, LLC, or ADGNY, after elimination of all material intercompany accounts, transactions and profits. The company owns a controlling, 51% legal interest in ADGNY.  The company’s ownership interest in energy system projects of ADGNY varies between projects with its joint venture partner. Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner’s investment in each individual project. The company’s investments in ADGNY projects have ranged from 51% to 80%. The noncontrolling interest represents our partner’s share of profits in the entity. On our balance sheet, noncontrolling interest represents our partner’s investment in the entity, plus its share of after tax profits less any cash distributions.

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

As a by-product of our energy business, in some cases, the customer may choose to have us construct the system for them rather than have it owned by American DG Energy. In this case, we account for revenue and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the company’s policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue.

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

AMERICAN DG ENERGY INC.

Noncontrolling Interest

In 2002, the company and AES-NJ Cogen Inc. of New Jersey created ADGNY to develop projects in the New York and New Jersey area. The company owns a controlling, 51% legal interest in ADGNY.  The company’s ownership interest in energy system projects of ADGNY varies between projects with its joint venture partner. Both partners in ADGNY share in the profits of the business. The percentage share of the profit is based on the partner’s investment in each individual project. The company’s investments in ADGNY projects have ranged from 51% to 80%. The noncontrolling interest represents our partner’s share of profits in the entity. On our balance sheet, noncontrolling interest represents our partner’s investment in the entity, plus its share of after tax profits less any cash distributions.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items and consists primarily of finished units and service parts. As of March 31, 2010 and December 31, 2009, there were no reserves or write-downs recorded against inventory.

Fair Value of Financial Instruments

The company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and amounts due (to) from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and amounts due (to) from related parties approximate their fair values based on their short-term nature. Short-term investments are recorded at fair value.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2 – Loss per Common Share:

We compute basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, we consider our shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. For the three months ended March 31, 2010, we excluded 2,599,250 anti-dilutive shares resulting from exercise of stock options, warrants and unvested restricted stock, and for the three months ended March 31, 2009, we excluded 10,375,174 anti-dilutive shares resulting from conversion of debentures, exercise of stock options, warrants and unvested restricted stock. All shares issuable for both periods were anti-dilutive because of the reported net loss.

	Three Months
	March 31,	March 31,
	2010	2009
Earnings per share
Loss available to stockholders	$(775,978)	$(575,313)

Weighted average shares outstanding - Basic and diluted	39,846,998	33,535,306
Basic and diluted loss per share	$(0.02)	$(0.02)

Note 3 – Convertible Debentures:

In April and June of 2006, the company issued convertible debentures, or the debentures, totaling $6,075,000 to certain investors. The debentures accrued interest at a rate of 8% per annum and were due five years from the issuance date. The debentures were convertible, at the option of the holder, into a number of shares of common stock as determined by dividing the original outstanding amount of the respective debenture by the conversion price in effect at the time. The initial conversion price of the debenture was $0.84 and was subject to adjustment in accordance with the agreement. As of December 31, 2009 the conversion price of the debenture had not been adjusted.

On February 9, 2010, the company issued a Notice of Redemption to all holders of its outstanding debentures to announce redemption as of February 26, 2010, of all of its outstanding debentures that had not been converted into common stock. The aggregate principal amount of all debentures outstanding on February 26, 2010 was $5,320,000 and accrued interest was $66,204. All holders of the debentures elected to convert their outstanding principal amount into shares of common stock at a conversion price of $0.84. In connection with this transaction, the company issued to the holders of the debentures an aggregate of 6,402,962 shares of common stock and paid $7,716 of accrued interest in cash. The closing price of the company’s common stock on the NYSE Amex on February 8, 2010 was $2.82.

AMERICAN DG ENERGY INC.

Note 4 – Warrants:

During the three months ended March 31, 2010, certain investors, including George N. Hatsopoulos and John N. Hatsopoulos which are related parties, exercised a total of 500,000 warrants with an expiration date of April 5, 2010, for gross proceeds to the company of $350,000. At March 31, 2010, the company had 50,000 warrants outstanding at an exercise price of $3.00 per share that expire on February 24, 2012, and 8,000 warrants outstanding at an exercise price of $2.98 per share that expire on May 30, 2013.

Note 5 – Stock-Based Compensation:

Stock-based compensation expense for the periods ending March 31, 2010, and March 31, 2009 was $50,013 and $84,746, respectively. At March 31, 2010, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $373,594. This amount will be recognized over the weighted average period of 5.90 years. There were no stock option awards issued during the three month period ended on March 31, 2010. At March 31, 2010, there were 1,424,250 vested and exercisable stock options outstanding. Stock option activity for the three months ended March 31, 2010 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 31, 2009	2,308,000	$0.07-$2.95	$0.70	5.94 years	$5,203,740
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Expired	-	-	-
Outstanding, March 31, 2010	2,308,000	$0.07-$2.95	$0.70	5.69 years	$5,296,060
Exercisable, March 31, 2010	1,424,250		$0.50		$3,549,043
Vested or expected to vest, March 31, 2010	2,308,000		$0.70		$5,296,060

At March 31, 2010, there were 233,250 unvested shares of restricted stock outstanding. Restricted stock activity for the three months ended March 31, 2010 was as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value

Unvested, December 31, 2009	440,125	$0.79
Granted	-	-
Vested	(206,875)	0.70
Forfeited	-	-
Unvested, March 31, 2010	233,250	$0.86

Note 6 – Related Party:

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

In January 2006, the company entered into the 2006 Facilities, Support Services and Business Agreement with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the current amendment to that agreement, Tecogen provides the company with office space and utilities at a monthly rate of $5,526.

AMERICAN DG ENERGY INC.

The company has sales representation rights to Tecogen’s products and services. In New England, the company has exclusive sales representation rights to Tecogen’s cogeneration products. The company has granted Tecogen sales representation rights to its On-Site Utility energy service in California.

On February 15, 2007, the company loaned the non controlling interest partner in ADGNY $20,000 by signing a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same non controlling partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms.  On October 11, 2007, the company extended to its non controlling interest partner a line of credit of $500,000. At December 31, 2008, $265,012 was outstanding and due to the company under the combination of the above agreements. Effective April 1, 2009 the company reached an agreement with the noncontrolling interest partner in ADGNY to purchase its interest in the Riverpoint location. As a result of this transaction, the company owns 100% of that location and the noncontrolling interest partners’ share of that location was applied to his outstanding debt to the company related to the above mentioned loan agreements and line of credit. Additionally, in 2009, ADGNY financed capital improvements at several projects, which per project agreements was the responsibility of the noncontrolling interest partner. This further reduced the noncontrolling interest partner’s noncontrolling interest in ADGNY. During the quarter ended September 30, 2009, the non-controlling interest partner in ADGNY, a related party, purchased certain units and supporting equipment from the company for $370,400. That amount, as of December 31, 2009, was classified as “Due from related party” in the accompanying balance sheet. During the quarter ended March 31, 2010, the company reached an agreement with the noncontrolling interest partner in ADGNY to reduce his debt by a non-cash amount of $124,111 in return for a decrease in the noncontrolling interest partner’s equity position by 5%. Additionally, a cash payment of $45,206 was received to further reduce the debt. At March 31, 2010, $205,581 was outstanding and due to the company under the combination of the above and payments made and recorded under “Due from related party” in the accompanying balance sheet.

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

On December 17, 2009, the company entered into a revolving line of credit agreement, or the agreement, with John N. Hatsopoulos, the company’s Chief Executive Officer. Under the terms of the agreement, during the period extending to December 31, 2012, Mr. Hatsopoulos will lend to the company on a revolving line of credit basis a principal amount up to $5,000,000. All sums advanced pursuant to this agreement shall bear interest from the date each advance is made until paid in full at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest shall be due and payable quarterly in arrears and prepayment of principal, together with accrued interest, may be made at any time without penalty. As of March 31, 2010, the company has not drawn funds on this line of credit.

The company’s Chief Financial Officer devotes part of his business time to the affairs of GlenRose Instruments Inc., or GlenRose, and part of his salary is reimbursed by GlenRose. Also, the company’s Chief Executive Officer is the Chairman of the Board and a significant investor in GlenRose and does not receive a salary, bonus or any other compensation from GlenRose.

Note 7 – Commitments and Contingencies:

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

Note 8 – Fair Value Measurements:

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

At  March 31, 2010, the company had $788,186 in short-term investments that are comprised of certificates of deposits which are categorized as Level 2. The company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

Note 9 – Recent Accounting Pronouncements:

In June 2009, the FASB updated existing guidance to improve financial reporting by enterprises involved with variable interest entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. This guidance is effective for the company beginning in January 2010. The adoption of this guidance did not have a material effect on our consolidated financial statements.

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

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to the disclosure of transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment was effective as of January 1, 2010, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the remaining provisions of this amendment is not expected to have a material impact on our financial statement disclosures.

In March 2010, the FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The company has not adopted this guidance early and adoption of this amendment is not expected to have a material impact on our results of operation or financial condition.

Note 10 – Subsequent Event

In preparing these interim consolidated financial statements, the company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through the date of issuance of these financial statements. No material subsequent events were identified that require recognition or disclosure in these financial statements.

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

First Quarter 2010 Compared to First Quarter 2009

Revenues

Revenues in the first quarter of 2010 were $1,449,973 compared to $1,403,529 for the same period in 2009, an increase of $46,444 or 3.3%. The increase in revenues in the first quarter of 2010 was primarily due to an increase in our turn-key installation projects revenues that increased to $183,983 compared to $9,008 for the same period in 2009. Our On-Site Utility energy revenues in the first quarter of 2010 decreased to $1,265,990 compared to $1,394,521 for the same period in 2009, a decrease of 9.2%. The increase in our turn-key installation projects revenue was due to new and ongoing projects during the quarter. The decrease in our core On-Site Utility energy revenues was primarily caused by significantly lower natural gas prices in our existing markets which translated into lower hot water revenue.

During the first quarter of 2010, we were operating 64 energy systems at 38 locations in the Northeast, representing 4,360 kW of installed electricity plus thermal energy, compared to 58 energy systems at 33 locations, representing 4,075 kW of installed electricity plus thermal energy for the same period in 2009. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first quarter of 2010 were $1,345,921 compared to $1,252,275 for the same period in 2009, an increase of $93,646 or 7.5%. The increase in cost of sales was primarily due to turn-key installation projects. Included in the cost of sales was depreciation expense of $197,697 in the first quarter of 2010, compared to $197,742 for the same period in 2009. The cost of sales for our core On-Site Utility business consists of fuel required to operate our energy systems, the cost of maintenance, and minimal communications costs. During the first quarter of 2010, our gross margins were 7.2% compared to 10.8% for the same period in 2009, primarily due to maintenance and service on our equipment. Our On-Site Utility energy margins excluding depreciation were relatively unchanged at 23.3% in the first quarter of 2010 compared to 23.9% for the same period in 2009.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first quarter of 2010 were $335,351 compared to $349,767 for the same period in 2009, a decrease of $14,416 or 4.1%. Those expenses include non-cash compensation expense related to the issuance of restricted stock and option awards to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing efforts consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses in the first quarter of 2010 were $180,529 compared to $120,064 for the same period in 2009, an increase of $60,465 or 50.4%. The increase in our selling expenses was primarily due to the addition of new employees and additional commissions paid.

AMERICAN DG ENERGY INC.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first quarter of 2010 were $256,755 compared to $118,760 for the same period in 2009, an increase of $137,995. The increase in our engineering expenses was primarily due to additional engineering consulting services for our sites.

Loss from Operations

Operating income in the first quarter of 2010 was a loss of $668,583 compared to a loss of $437,337 for the same period in 2009. The increase in the operating loss was due to decreased gross profit and increased operating expenses such as sales and engineering. Our non-cash compensation expense related to the issuance of restricted stock and option awards to our employees was $50,013 in the first quarter of 2010, compared to $84,746 for the same period in 2009.

Other Income (Expense), Net

Our other income (expense), net, in the first quarter of 2010 was an expense of $55,933 compared to an expense of $93,722 for the same period in 2009. Other income (expense), net, includes interest income, interest expense and other items. Interest and other income was $14,691 in the first quarter of 2010 compared to $23,778 for the same period in 2009. The decrease was primarily due to lower yields on our invested funds. Interest expense was $70,624 in the first quarter of 2010 compared to $117,500 for the same period in 2009, due to interest on our convertible debenture issued in 2006. The debenture was called on February 26, 2010.

Provision for Income Taxes

Our provision for state income taxes in the first quarter of 2010 was $3,550 compared to $2,050 for the same period in 2009, due to the profitability of our joint venture ADG NY. No benefit to the company’s losses has been provided in either period.

Noncontrolling Interest

The noncontrolling interest share in the profits in ADGNY was $47,912 in the first quarter of 2010 compared to $42,204 for the same period in 2009. The increase in noncontrolling income is due to the overall increase in joint venture volume and profits offset by changes in ownership structure of underlying joint partners. See “Note 6 – Related Party.”

Liquidity and Capital Resources

Consolidated working capital at March 31, 2010 was $3,209,024, compared to $4,132,378 at December 31, 2009. Included in working capital were cash, cash equivalents and short-term investments of $2,534,858 at March 31, 2010, compared to $3,828,143 at December 31, 2009. The decrease in working capital was a result of cash needed to fund operations.

 Cash used by operating activities was $953,423 in the first three months of 2010 compared to $431,681 for the same period in 2009. The company's short and long-term receivables balance, including unbilled revenue, increased to $769,564, in the first three months of 2010 compared to $665,319 at December 31, 2009, using $104,245 of cash due to timing of collections. Amount due to the company from related parties, short and long-term, decreased to $243,922 in the first three months of 2010 compared to $370,400 at December 31, 2009, providing $126,478 of cash due to reduction of debt by our noncontrolling interest partner as a result of selling his controlling interest in an asset. Our inventory increased to $962,934 in the first three months of 2010 compared to 379,303 at December 31, 2009, using $583,631 of cash due to the purchase of five new energy units for a future installation for Tecogen. Our prepaid and other current assets increased to $117,644 in the first three months of 2010 compared to $104,119 at December 31, 2009, using $13,525 of cash.

Accounts payable decreased to $511,696 in the first three months of 2010, compared to $740,474 at December 31, 2009, using $228,778 of cash. Our accrued expenses and other current liabilities including accrued interest expenses decreased to $245,425 in the first three months of 2010 compared to $453,536 at December 31, 2009, using $208,111 of cash. Our due to related party increased to $659,412 in the first three months of 2010, compared to $17,531 at December 31, 2009, providing $641,881 of cash due to the timing of payments.

During the first three months of 2010, the investing activities of the company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The company used $828,636 for purchases and installation of energy systems. The company’s short-term investments used $109,265 of cash as the company invested in additional certificates of deposits. The company's financing activities provided $330,892 of cash in the first three months of 2010 from the exercise of common stock warrants, offset by issuance costs for our convertible debentures and by payments on capital lease obligations.

AMERICAN DG ENERGY INC.

On December 17, 2009, the company entered into a revolving line of credit agreement, or the agreement, with John N. Hatsopoulos, the company’s Chief Executive Officer. Under the terms of the agreement, during the period extending to December 31, 2012, Mr. Hatsopoulos will lend to the company on a revolving line of credit basis a principal amount up to $5,000,000. All sums advanced pursuant to this agreement shall bear interest from the date each advance is made until paid in full at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest shall be due and payable quarterly in arrears and prepayment of principal, together with accrued interest, may be made at any time without penalty. As of March 31, 2010, the company has not drawn funds on this line of credit.

The company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no cost. Therefore the company is capital intensive. The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through the end of 2010. Beyond January 1, 2011, as we continue to grow our business by adding more energy systems, our cash requirements will increase. We may need to raise additional capital through a debt financing or an equity offering to meet our operating and capital needs for future growth.

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

Significant Accounting Policies and Critical Estimates

The company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the 2009 Annual Report on Form 10-K that is filed with the SEC. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the company are described in the Financial Review in the company’s 2009 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we made changes in our internal controls over financial reporting during 2009. We hired a consultant to review existing controls and review recent updates and changes to the company’s documentation to ensure that any process or control changes are properly identified and documented, including updating the company’s existing risk matrix. The engagement included the creation of testing plans based upon the current state of processes and key controls and the identification of areas for process improvements and documentation updates. The company has already implemented many of the recommended processes.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act. Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of March 31, 2010.

The company had 16 employees as of March 31, 2010. The company currently does not have personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

The company reported in previous periods the lack of segregation of duties as a material weakness in financial reporting. The company hired a consultant to review its existing controls and propose changes to the company’s procedures to proper segregation of duties. Based on the consultant’s recommendation, the company has put procedures in place and has trained additional personnel to mitigate the risk. Management believes the previous weakness in financial reporting due to the lack of segregation of duties has been remedied.

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

AMERICAN DG ENERGY INC.

           This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this quarterly report.

AMERICAN DG ENERGY INC.

PART II – OTHER INFORMATION

Item 1A:  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 6:  Exhibits

Exhibit Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith.

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2010.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)