Form 10-Q
period 2010-06-30
AMERICAN DG ENERGY INC
filed 2010-08-13
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34493

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

Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Title of each class	Outstanding at June 30, 2010
Common Stock, $0.001 par value	44,746,029

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING JUNE 30, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheet –
	June 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statement of Operations –
	Three Months Ended June 30, 2010 and June 30, 2009	4

	Condensed Consolidated Statement of Operations –
	Six Months Ended June 30, 2010 and June 30, 2009	5

	Condensed Consolidated Statement of Cash Flows –
	Six Months Ended June 30, 2010 and June 30, 2009	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4T.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

Signatures		23

References in this Form 10-Q to “we”, “us”, “our”, the “company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of June 30, 2010 and December 31, 2009
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$613,191	$3,149,222
Short-term investments	569,775	678,921
Accounts receivable, net	674,169	518,379
Unbilled revenue	120,206	146,940
Due from related party	84,537	370,400
Inventory	858,540	379,303
Prepaid and other current assets	99,154	104,119
Total current assets	3,019,572	5,347,284

Property, plant and equipment, net	11,180,792	9,502,346
Accounts receivable, long-term	17,034	-

TOTAL ASSETS	14,217,398	14,849,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	489,584	740,474
Accrued expenses and other current liabilities	408,832	453,536
Due to related party	578,973	17,531
Capital lease obligations	3,365	3,365
Total current liabilities	1,480,754	1,214,906

Long-term liabilities:
Convertible debentures	-	5,320,000
Capital lease obligations, long-term	8,413	10,095
Total liabilities	1,489,167	6,545,001

Stockholders’ equity:
American DG Energy Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares
authorized; 44,746,029 and 37,676,817 issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	44,746	37,677
Additional paid-in capital	25,582,375	19,725,793
Common stock subscription	(17,500)	-
Accumulated deficit	(13,486,155)	(12,239,110)
Total American DG Energy Inc. stockholders’ equity	12,123,466	7,524,360
Noncontrolling interest	604,765	780,269
Total stockholders’ equity	12,728,231	8,304,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,217,398	$14,849,630

See Notes to Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended June 30, 2010 and June 30, 2009
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2010	2009

Revenues
Energy revenues	$1,083,598	$1,049,460
Turnkey and other revenues	155,669	30,473
	1,239,267	1,079,933
Cost of sales
Fuel, maintenance and installation	737,677	698,093
Depreciation expense	217,546	188,301
	955,223	886,394
Gross profit	284,044	193,539

Operating expenses
General and administrative	352,008	356,818
Selling	204,418	245,526
Engineering	176,305	134,322
	732,731	736,666
Loss from operations	(448,687)	(543,127)

Other income (expense)
Interest and other income	13,477	19,938
Interest expense	(2,181)	(107,244)
	11,296	(87,306)

Loss before income taxes	(437,391)	(630,433)
Provision for state income taxes	(1,800)	(1,800)
Consolidated net loss	(439,191)	(632,233)

Less: Income attributable to the noncontrolling interest	(31,876)	(52,814)
Net loss attributable to American DG Energy Inc.	(471,067)	(685,047)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding -
basic and diluted	44,353,367	34,972,146

See Notes to Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Six Months Ended June 30, 2010 and June 30, 2009
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009

Revenues
Energy revenues	$2,349,588	$2,443,981
Turnkey and other revenues	339,652	39,481
	2,689,240	2,483,462
Cost of sales
Fuel, maintenance and installation	1,885,901	1,752,626
Depreciation expense	415,243	386,043
	2,301,144	2,138,669
Gross profit	388,096	344,793

Operating expenses
General and administrative	687,359	706,585
Selling	384,947	365,590
Engineering	433,060	253,082
	1,505,366	1,325,257
Loss from operations	(1,117,270)	(980,464)

Other income (expense)
Interest and other income	28,168	43,716
Interest expense	(72,805)	(224,744)
	(44,637)	(181,028)

Loss before income taxes	(1,161,907)	(1,161,492)
Provision for state income taxes	(5,350)	(3,850)
Consolidated net loss	(1,167,257)	(1,165,342)

Less: Income attributable to the noncontrolling interest	(79,788)	(95,018)
Net loss attributable to American DG Energy Inc.	(1,247,045)	(1,260,360)

Net loss per share - basic and diluted	$(0.03)	$(0.04)

Weighted average shares outstanding -
basic and diluted	42,112,631	34,257,695

See Notes to Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Six Months Ended June 30, 2010 and June 30, 2009
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,247,045)	$(1,260,360)
Income attributable to noncontrolling interest	79,788	95,018
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	430,629	392,761
Provision for losses on accounts receivable	36,886	87,288
Amortization of deferred financing costs	4,263	4,263
Stock-based compensation	101,778	161,217

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable and unbilled revenue	(182,976)	325,235
Due from related party	161,752	(71,748)
Inventory	(479,237)	(559,658)
Prepaid assets	702	6,770
Increase (decrease) in:
Accounts payable	(250,890)	(73,018)
Accrued expenses and other current liabilities	13,784	9,815
Due to related party	561,442	(12,802)
Net cash used in operating activities	(769,124)	(895,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,109,075)	(442,434)
Sale of short-term investments	109,146	314,374
Net cash used in investing activities	(1,999,929)	(128,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of restricted stock	-	40
Proceeds from issuance of warrants	-	45,500
Proceeds from exercise of warrants	350,000	-
Proceeds from sale of common stock, net of costs	-	2,248,367
Proceeds from exercise of stock options	37,441	-
Convertible debenture transaction costs	(21,556)	-
Principal payments on capital lease obligations	(1,682)	(1,682)
Distributions to noncontrolling interest	(131,181)	(138,152)
Net cash provided by financing activities	233,022	2,154,073

Net (decrease) increase in cash and cash equivalents	(2,536,031)	1,130,794
Cash and cash equivalents, beginning of the period	3,149,222	1,683,498
Cash and cash equivalents, end of the period	$613,191	$2,814,292

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$12,136	$117,500
Income taxes	$13,750	$30,960

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$5,320,000	$550,000

See Notes to Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Financial Statements (Unaudited) for the period ending June 30, 2010

Note 1 – Summary of Significant Accounting Policies:

Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the company’s Annual report on Form 10-K for the year ended December 31, 2009, or the Annual report, filed with the SEC. The company’s operating results for the three and six month period ended June 30, 2010, may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2010.

The accompanying consolidated financial statements include the accounts of the company, its wholly-owned subsidiary American DG Energy and its 51% joint venture, American DG New York, LLC, or ADGNY. The company’s owns 51% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the joint venture and underlying energy projects. The economic ownership is calculated by the amount invested by the company and the noncontrolling partner in each site. Each quarter the company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner, Mr. Westerhoff, each quarter. On the company’s balance sheet, noncontrolling interest represents the partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The company owned a controlling 51% legal interest and a 57% economic interest in ADGNY as of December 31, 2009.

The company evaluates the applicability of the Financial Accounting Standards Board, or FASB, guidance on variable interest entities to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards. The company has contractual interests in Tecogen Inc., or Tecogen, an affiliate company sharing similar ownership, and determined that Tecogen was a Variable Interest Entity, as defined by the applicable guidance; however, the company was not considered the primary beneficiary and does not have any exposure to loss as a result of its involvement with Tecogen. Therefore, Tecogen was not consolidated in the company’s consolidated financial statements through December 31, 2009. See “Note 6 - Related Party” for further discussion. The company’s operations are comprised of one business segment. The company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

The company has experienced total net losses since inception of approximately $13.5 million. For the foreseeable future, the company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the company continues to grow its business by adding more energy systems, the cash requirements will increase. The company believes that its cash and cash equivalents and its ability to control certain costs, including those related to general and administrative expenses will enable to meet its anticipated cash expenditures through the end of 2010. Beyond January 1, 2011, the company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

In 2009, the company raised $6,310,525 through various private placements of common stock, the issuance of warrants and exercise of stock options. If the company is unable to raise additional capital in 2011 it may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the company to modify planned deployment of new energy systems and may decide to suspend installations until the company is able to secure additional working capital. The company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the company is not currently engaged in such discussions.

AMERICAN DG ENERGY INC.

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

As a by-product of the energy business, in some cases, the customer may choose to have the company construct the system for them rather than have it owned by American DG Energy. In this case, the company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the company’s policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue.

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

Occasionally the company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the company sells each deliverable to other customers on a stand-alone basis, the company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The company had no such sales arrangements in fiscal year 2009 nor in the six month period ending June 30, 2010.

Other revenue represents various types of ancillary activities for which the company engages from time to time such as demand response incentives, the sale of equipment, and feasibility studies.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. As of June 30, 2010, the company had a balance of $932,966 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

AMERICAN DG ENERGY INC.

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

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items and consists primarily of finished units and service parts. As of June 30, 2010 and December 31, 2009, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

All of the company’s cogeneration unit purchases as of June 30, 2010 and December 31, 2009, were from one vendor (see “Note 6 - Related Party”). The company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen. The company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statement of cash flows. When the rebates are a function of production of the distributed generation unit, they are recorded as income over the period of production and treated in the statement of cash flows as an operating activity. The rebates the company receives from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and not related to or subject to adjustment based on the future operating performance of the installed unit. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. The only rebates that the company has recognized historically on the income statement are related to the company’s participation in demand response programs and are recognized only upon the occurrence of curtailed events of the applicable units. The cumulative amount of rebates applied to the cost of construction was $534,308 and $319,655 for the years ended December 31, 2009 and 2008, respectively. The revenue recognized from demand response activity was $17,830 and $11,176 for the years ended December 31, 2009 and 2008, respectively.

The company evaluates the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the company’s energy systems is lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. The company reviews the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. There have been no revisions to the useful lives of the company’s assets at June 30, 2010 and December 31, 2009, respectively, and the company has determined that its long-lived assets for those periods are recoverable.

AMERICAN DG ENERGY INC.

Commitments and Contingencies

At December 31, 2009, the company’s commitments included a lease for a plotter with a remaining balance of $22,348 and a rental commitment. The source of funds to fulfill those commitments will be provided from either the company’s existing line of credit agreement or through debt or equity financings.

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

Loss per Common Share

The company computes basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of its common stock for the period.

Other Comprehensive Net Loss

The comprehensive net loss at June 30, 2010 and December 31, 2009 does not differ from the reported loss.

Income Taxes

As part of the process of preparing its consolidated financial statements, the company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves us estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and certain accrued liabilities for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the company’s consolidated balance sheet. The company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the company believes that recovery is not likely, the company must establish a valuation allowance.

The tax years 2005 through 2008 remain open to examination by major taxing jurisdictions to which the company is subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. The company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements. The company would record any such interest and penalties as a component of interest expense. The company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

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

AMERICAN DG ENERGY INC.

Note 2 – Loss per Common Share:

The company computes basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, the company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of the common stock for the period. For the three and six months ended June 30, 2010, the company excluded 2,538,000 anti-dilutive shares resulting from exercise of stock options, warrants and unvested restricted stock, and for the three and six months ended June 30, 2009, the company excluded 9,714,460 anti-dilutive shares resulting from conversion of debentures, exercise of stock options, warrants and unvested restricted stock. All shares issuable for both periods were anti-dilutive because of the reported net loss.

	Three Months		Six Months
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Earnings per share
Loss available to stockholders	$(471,067)	$(685,047)	$(1,247,045)	$(1,260,360)

Weighted average shares outstanding - Basic and diluted	44,353,367	34,972,146	42,112,631	34,257,695
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

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

On February 9, 2010, the company issued a Notice of Redemption to all holders of its outstanding debentures to announce redemption as of February 26, 2010 of all of its outstanding debentures that had not been converted into common stock. The aggregate principal amount of all debentures outstanding on February 26, 2010 was $5,320,000 and accrued interest was $66,204. All holders of the debentures elected to convert their outstanding principal amount into shares of common stock at a conversion price of $0.84. In connection with this transaction, the company issued to the holders of the debentures an aggregate of 6,402,962 shares of common stock and paid $7,716 of accrued interest in cash. The closing price of the company’s common stock on the NYSE Amex on February 8, 2010 was $2.82.

Note 4 – Warrants:

During the six months ended June 30, 2010, certain investors, including related parties George N. Hatsopoulos and John N. Hatsopoulos, exercised a total of 500,000 warrants with an expiration date of April 5, 2010, for gross proceeds to the company of $350,000. At June 30, 2010, the company had 50,000 warrants outstanding at an exercise price of $3.00 per share that expire on February 24, 2012, and 8,000 warrants outstanding at an exercise price of $2.98 per share that expire on May 30, 2013.

Note 5 – Stock-Based Compensation:

Stock-based compensation expense for the six month periods ending June 30, 2010 and June 30, 2009 was $101,778 and $161,217, respectively. At June 30, 2010, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $445,724. This amount will be recognized over the weighted average period of 5.50 years. During the six months ended on June 30, 2010, the company issued 105,000 stock options to one employee and one director with a vesting schedule of 25% per year and expiration in five years. At June 30, 2010, there were 1,258,000 vested and exercisable stock options outstanding. Stock option activity for the six months ended June 30, 2010 was as follows:

AMERICAN DG ENERGY INC.

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 31, 2009	2,308,000	$0.07-$2.95	$0.70	5.94 years	$5,203,740
Granted	105,000	$3.15-$3.45	3.16
Exercised	(166,250)	$0.07-$1.82	0.33
Canceled	-	-	-
Expired	-	-	-
Outstanding, June 30, 2010	2,246,750	$0.07-$3.45	$0.84	5.64 years	$5,110,758
Exercisable, June 30, 2010	1,258,000		$0.52		$3,257,690
Vested or expected to vest, June 30, 2010	2,246,750		$0.84		$5,110,758

At June 30, 2010, there were 233,250 unvested shares of restricted stock outstanding. Restricted stock activity for the six months ended June 30, 2010 was as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value

Unvested, December 31, 2009	440,125	$0.79
Granted	-	-
Vested	(206,875)	0.70
Forfeited	-	-
Unvested, June 30, 2010	233,250	$0.86

Note 6 – Related Party:

The company purchases the majority of its cogeneration units from Tecogen, an affiliate company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the company and the company leases office space from Tecogen. These costs are reimbursed by the company. Tecogen has a sublease agreement for the office building, which expires on March 31, 2014.

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

On February 15, 2007, the company loaned the noncontrolling interest partner in ADGNY $20,000 by signing a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same noncontrolling partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms. On October 11, 2007, the company extended to its noncontrolling interest partner a line of credit of $500,000. At December 31, 2008, $265,012 was outstanding and due to the company under the combination of the above agreements. Effective April 1, 2009 the company reached an agreement with the noncontrolling interest partner in ADGNY to purchase its interest in the Riverpoint location. As a result of this transaction, the company owns 100% of that location and the noncontrolling interest partners’ share of that location was applied to his outstanding debt to the company related to the above mentioned loan agreements and line of credit. Additionally, in 2009, ADGNY financed capital improvements at several projects, which per project agreements were the responsibility of the noncontrolling interest partner. This further reduced the noncontrolling interest partner’s noncontrolling interest in ADGNY. During the quarter ended September 30, 2009, the noncontrolling interest partner in ADGNY, a related party, purchased certain units and supporting equipment from the company for $370,400. That amount, as of December 31, 2009, was classified as “Due from related party” in the accompanying balance sheet. During the quarter ended March 31, 2010, the company reached an agreement with the noncontrolling interest partner in ADGNY to reduce his debt by a non-cash amount of $124,111 in return for a decrease in the noncontrolling interest partner’s equity position by 5%. At June 30, 2010, $84,537 was outstanding and due to the company under the combination of the above and is recorded under “Due from related party” in the accompanying balance sheet.

AMERICAN DG ENERGY INC.

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

On December 17, 2009, the company entered into a revolving line of credit agreement, or the agreement, with John N. Hatsopoulos, the company’s Chief Executive Officer. Under the terms of the agreement, during the period extending to December 31, 2012, Mr. Hatsopoulos will lend to the company on a revolving line of credit basis a principal amount up to $5,000,000. All sums advanced pursuant to this agreement shall bear interest from the date each advance is made until paid in full at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest shall be due and payable quarterly in arrears and prepayment of principal, together with accrued interest, may be made at any time without penalty. Also, under the terms of the agreement, the credit line from Mr. Hatsopoulos will be used solely in connection with the development and installation of current and new energy systems such as cogeneration systems and chillers and not for general corporate purposes including operational expenses such as payroll, maintenance, travel, entertainment, or sales and marketing. As of June 30, 2010, the company had drawn $500,000 of the revolving line of credit recorded as “Due to related party” in the accompanying balance sheet.

The company’s Chief Financial Officer devotes approximately half of his business time to the affairs of GlenRose Instruments Inc., and 50% of his salary is reimbursed by GlenRose Instruments Inc. Also, the company’s Chief Executive Officer is the Chairman of the Board and a significant investor in GlenRose and does not receive a salary, bonus or any other compensation from GlenRose.

Note 7 – Commitments and Contingencies:

In November 2008, the company received from Georgia King Village, an On-Site Utility energy customer, a notice to terminate operations at its location. The company notified the management of Georgia King Village that the termination notice violated the terms of the agreement between the company and Georgia King Village and that termination charges would apply. The company proceeded to remove five energy systems and other supporting equipment from the Georgia King Village site and placed them in inventory. The customer has recently proposed a settlement regarding the aforementioned dispute and as a result the company has postponed the arbitration hearing. The company does not expect the outcome to have a material impact on its results of operations and financial condition.

Note 8 – Fair Value Measurements:

The fair value topic of the FASB, Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities. The company currently does not have any Level 1 financial assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. The company currently does not have any Level 3 financial assets or liabilities.

At June 30, 2010, the company had $569,775 in short-term investments that are comprised of certificates of deposits which are categorized as Level 2. The company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

AMERICAN DG ENERGY INC.

Note 9 – Recent Accounting Pronouncements:

In June 2009, the FASB updated existing guidance to improve financial reporting by enterprises involved with variable interest entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. This guidance became effective for the company beginning in January 2010. The adoption of this guidance did not have a material effect on the company’s consolidated financial statements.

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the company. This guidance will be effective for us January 1, 2011 and is not expected to have a material effect on the company’s consolidated financial position or results of operations.

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to the disclosure of transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment was effective as of January 1, 2010, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the remaining provisions of this amendment is not expected to have a material impact on the company’s financial statement disclosures.

In March 2010, the FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The company has not adopted this guidance early and adoption of this amendment is not expected to have a material impact on the company’s results of operation or financial condition.

Note 10 – Subsequent Events:

On July 12, 2010, the company announced the formation EuroSite Power Inc., a subsidiary, formed to introduce the On-Site Utility solution into the European market.

On July 12, 2010, the company entered into a subscription agreement with an accredited investor and sold 400,000 shares of common stock at a per share price of $2.50, pursuant to the subscription agreement in the form prepared by counsel to the company. The company also granted the investor a special purchase right, or warrant, regarding the company’s EuroSite Power Inc. subsidiary. The warrant grants the investor the non-assignable right but not the obligation, for a period of two years from July 12, 2010, to purchase 400,000 shares of the common equity of EuroSite Power Inc. at a per share purchase price of $1.00. The sales of securities were exempt from registration under Regulation D of the Securities Act of 1933, as amended.

On July 8, 2010, the company drew $1 million from the revolving line of credit with John N. Hatsopoulos and on August 2, 2010, the company drew an additional $250,000 from the same line of credit.

AMERICAN DG ENERGY INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements regarding our current and future cash requirements, our expectations regarding suppliers of cogeneration units, and statements regarding potential financing activities in the future. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. There are a number of important factors that could cause the actual results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

The company distributes and operates on-site cogeneration systems that produce both electricity and heat. The company’s primary business is to own the equipment that it installs at customers’ facilities and to sell the energy produced by these systems to its customers on a long-term contractual basis. The company calls this business the American DG Energy “On-Site Utility”.

Second Quarter 2010 Compared to Second Quarter 2009

Revenues

Revenues in the second quarter of 2010 were $1,239,267 compared to $1,079,933 for the same period in 2009, an increase of $159,334 or 14.8%. The increase in revenues in the second quarter of 2010 was due to more energy production from our chiller business from temperatures being warmer during the quarter and due to an on-going turnkey installation project and some ancillary revenue related to a feasibility study. Our On-Site Utility energy revenues in the second quarter of 2010 increased to $1,083,598 compared to $1,049,460 for the same period in 2009, an increase of 3.3%. Our turnkey and other revenue in the second quarter of 2010 increased to $155,669 compared to $30,473 for the same period in 2009. The increase in our turnkey and other revenue was due to new and ongoing projects during the quarter. The revenue from our turnkey projects can vary substantially per period. While the company accepts turnkey installation projects, they are not considered core business.

During the second quarter of 2010, the company operated 71 energy systems, 7 of which started operating during the last month of the quarter, at 40 locations in the Northeast, representing 4,935 kW of installed electricity plus thermal energy, compared to 59 energy systems at 33 locations, representing 4,000 kW of installed electricity plus thermal energy for the same period in 2009. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the company provides its customers. The company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the second quarter of 2010 were $955,223 compared to $886,394 for the same period in 2009, an increase of $68,829 or 7.8%. Included in the cost of sales was depreciation expense of $217,546 in the second quarter of 2010, compared to $188,301 for the same period in 2009 due to additional installations. The increase in cost of sales was primarily associated with our turnkey installation projects that increased in the second quarter of 2010.

Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that decreased by 7.2% as a percentage of revenue in the second quarter of 2010, compared to the same period in 2009. Our cost of sales also includes the cost of maintenance of our systems which decreased by 0.1% as a percentage of revenue in the second quarter of 2010, compared to the same period in 2009.

During the second quarter of 2010, our gross margins were 22.9% compared to 17.9% for the same period in 2009, primarily due to increased revenue in chilled water or cooling and the lower price of natural gas. The price of natural gas, a key component in calculating our thermal or hot water revenue, was lower in the second quarter of 2010. Our On-Site Utility energy margins excluding depreciation were at 39.7% in the second quarter of 2010 compared to 32.6% for the same period in 2009.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the second quarter of 2010 were relatively unchanged at $352,008 compared to $356,818 for the same period in 2009, a decrease of $4,810 or 1.3%. Those expenses include non-cash compensation expense related to the issuance of restricted stock and option awards to our employees.

AMERICAN DG ENERGY INC.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses in the second quarter of 2010 were $204,418 compared to $245,526 for the same period in 2009, a decrease of $41,108 or 16.7%. The decrease in our selling expenses was primarily due to a reduction of bad debt expenses.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the second quarter of 2010 were $176,305 compared to $134,322 for the same period in 2009, an increase of $41,983. The increase in our engineering expenses was primarily due to additional engineering consulting services for our sites.

Loss from Operations

The loss from operations in the second quarter of 2010 was $448,687 compared to $543,127 for the same period in 2009. The decrease in the operating loss was due to higher revenue and the lower cost of natural gas, a significant part of our cost of sales. Our non-cash compensation expense related to the issuance of restricted stock and option awards to our employees was $51,765 in the second quarter of 2010, compared to $76,471 for the same period in 2009.

Other Income (Expense), Net

Our other income (expense), net, in the second quarter of 2010 was an income of $11,296 compared to an expense of $87,306 for the same period in 2009. Other income (expense), net includes interest income, interest expense and other items. Interest and other income was $13,477 in the second quarter of 2010 compared to $19,938 for the same period in 2009. The decrease was primarily due to lower yields on our invested funds. Interest expense was $2,181 in the second quarter of 2010 compared to $107,244 for the same period in 2009, due to interest on our convertible debenture issued in 2006. The debenture was called and converted into common stock on February 26, 2010.

Provision for Income Taxes

Our provision for state income taxes in the second quarter of 2010 was $1,800 compared to $1,800 for the same period in 2009, due to the profitability of our joint venture ADGNY. No benefit to the company’s losses has been provided in either period.

Noncontrolling Interest

The noncontrolling interest share in the profits in ADGNY was $31,876 in the second quarter of 2010 compared to $52,814 for the same period in 2009. The decrease in noncontrolling income is due to the overall decrease in joint venture volume and profits offset by changes in ownership structure of underlying joint partners. See “Note 6 – Related Party.”

First Six Months 2010 Compared to First Six Months 2009

Revenues

Revenues in the first six months of 2010 were $2,689,240 compared to $2,483,462 for the same period in 2009, an increase of $205,778 or 8.3%. The increase in revenues in the first six months of 2010 was primarily due to increase in our turnkey installation projects revenue from new and ongoing projects, some ancillary revenue related to a feasibility study and to a lesser extent due to energy production from our chiller business from temperatures being warmer during the second quarter. Our On-Site Utility energy revenues in the first six months of 2010 decreased to $2,349,588 compared to $2,443,981 for the same period in 2009, a decrease of 3.9% that was primarily due to the lower price of natural gas that lowered our hot water revenues. Our turnkey and other revenue in the first six months of 2010 increased to $339,652 compared to $39,481 for the same period in 2009. The increase in our turnkey revenue was due to new and ongoing projects during the period.  The revenue from our turnkey projects can substantially vary per period. While the company accepts turnkey installation projects, they are not considered core business.

During the first six months of 2010, the company operated 71 energy systems, 7 of which started operating in June 2010, at 40 locations in the Northeast, representing 4,935 kW of installed electricity plus thermal energy, compared to 59 energy systems at 33 locations, representing 4,000 kW of installed electricity plus thermal energy for the same period in 2009. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the company provides its customers. The company’s revenues commence as new energy systems become operational.

AMERICAN DG ENERGY INC.

Cost of Sales

Cost of sales, including depreciation, in the first six months of 2010 were $2,301,144 compared to $2,138,669 for the same period in 2009, an increase of $162,475 or 7.6%. Included in the cost of sales was depreciation expense of $415,243 in the first six months of 2010, compared to $386,043 for the same period in 2009.

Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that decreased by 4.2% as a percentage of revenue in the first six months of 2010, compared to the same period in 2009. Our cost of sales also includes the cost of maintenance of our systems which increased by 1.2% as a percentage of revenue in the first six months of 2010, compared to the same period in 2009.

During the first six months of 2010, our gross margins were 14.4% compared to 13.9% for the same period in 2009, primarily due to increased revenue in chilled water or cooling and the lower price of natural gas. The price of natural gas, a key component in calculating our thermal or hot water revenue, was lower in the first six months of 2010. Our On-Site Utility energy margins excluding depreciation were at 30.8% in the first six months of 2010 compared to 27.6% for the same period in 2009.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first six months of 2010 were $687,359 compared to $706,585 for the same period in 2009, a decrease of $19,226 or 2.7%. Those expenses include non-cash compensation expense related to the issuance of restricted stock and option awards to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses in the first six months of 2010 were $384,947 compared to $365,590 for the same period in 2009, an increase of $19,357 or 5.3%. The increase in our selling expenses was primarily due to additional payroll expenses.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first six months of 2010 were $433,060 compared to $253,082 for the same period in 2009, an increase of $179,978. The increase in our engineering expenses was primarily due to additional engineering consulting services for our sites and added payroll expense.

Loss from Operations

The loss from operations in the first six months of 2010 was $1,117,270 compared to $980,464 for the same period in 2009. The increase in the operating loss was due to increased operating expenses such as sales and engineering in the first quarter. Our non-cash compensation expense related to the issuance of restricted stock and option awards to our employees was $101,778 in the first six months of 2010, compared to $161,217 for the same period in 2009.

Other Income (Expense), Net

Our other income (expense), net, in the first six months of 2010 was an expense of $44,637 compared to an expense of $181,028 for the same period in 2009. Other income (expense), net includes interest income, interest expense and other items. Interest and other income was $28,168 in the first six months of 2010 compared to $43,716 for the same period in 2009. The decrease was primarily due to lower yields on our invested funds. Interest expense was $72,805 in the first six months of 2010 compared to $224,744 for the same period in 2009, due to interest on our convertible debenture issued in 2006. The debenture was called and converted into common stock on February 26, 2010.

Provision for Income Taxes

Our provision for state income taxes in the first six months of 2010 was $5,350 compared to $3,850 for the same period in 2009, due to the profitability of our joint venture ADGNY. No benefit to the company’s losses has been provided in either period.

AMERICAN DG ENERGY INC.

Noncontrolling Interest

The noncontrolling interest share in the profits in ADGNY was $79,788 in the first six months of 2010 compared to $95,018 for the same period in 2009. The decrease in noncontrolling income is due to the overall decrease in joint venture volume and profits offset by changes in ownership structure of underlying joint partners. See “Note 6 – Related Party.”

Liquidity and Capital Resources

Consolidated working capital at June 30, 2010 was $1,538,818, compared to $4,132,378 at December 31, 2009. Included in working capital were cash, cash equivalents and short-term investments of $1,182,966 at June 30, 2010, compared to $3,828,143 at December 31, 2009. The decrease in working capital was a result of cash used to fund operations for new energy projects.

 Cash used by operating activities was $769,124 in the first six months of 2010 compared to $895,219 for the same period in 2009. The company's short and long-term receivables balance, including unbilled revenue, increased to $811,409, in the first six months of 2010 compared to $665,319 at December 31, 2009, using $182,976 of cash due to timing of collections and increased revenue. Amount due to the company from related parties, short and long-term, decreased to $84,537 in the first six months of 2010 compared to $370,400 at December 31, 2009, providing $285,863 of cash due to reduction of debt by our noncontrolling interest partner. Our inventory increased to $858,540 in the first six months of 2010 compared to 379,303 at December 31, 2009, using $479,237 of cash due to the purchase of five new energy units for future installations. Our prepaid and other current assets decreased to $99,154 in the first six months of 2010 compared to $104,119 at December 31, 2009, providing $702 of cash.

Accounts payable decreased to $489,584 in the first six months of 2010, compared to $740,474 at December 31, 2009, using $250,890 of cash. The accounts payable amount of $740,474 at December 31, 2009, included $455,167 related to construction-in-process due five sites under construction representing 725 kW. That amount has been paid as of June 30, 2010. Our accrued expenses and other current liabilities including accrued interest expenses decreased to $408,832 in the first six months of 2010 compared to $453,536 at December 31, 2009, using $44,704 of cash, primarily due to reduction in accrued interest expense related to our previously outstanding convertible debenture, offset by cash advanced from an investor related to our European study. The amount due to related party increased to $578,973 in the first six months of 2010, compared to $17,531 at December 31, 2009, providing $561,442 of cash primarily due to the use of the revolving line of credit and the timing of payments.

During the first six months of 2010, the investing activities of the company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The company used $2,109,075 for purchases and installation of energy systems, net of rebates and incentives of $317,501. The company’s short-term investments provided $109,146 of cash as the company sold certificates of deposits and converted into cash. The company's financing activities provided $233,022 of cash in the first six months of 2010 from the exercise of common stock warrants, exercise of stock options, offset by transaction costs for our convertible debentures, payments on capital lease obligations and distributions to noncontrolling interest.

At December 31, 2009, the company’s commitments included a lease for a plotter with a remaining balance of $22,348 and a rental commitment. The source of funds to fulfill those commitments will be provided from either the company’s existing line of credit agreement or through debt or equity financings.

On December 17, 2009, the company entered into a revolving line of credit agreement, or the agreement, with John N. Hatsopoulos, the company’s Chief Executive Officer. Under the terms of the agreement, during the period extending to December 31, 2012, Mr. Hatsopoulos will lend to the company on a revolving line of credit basis a principal amount up to $5,000,000. All sums advanced pursuant to this agreement shall bear interest from the date each advance is made until paid in full at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest shall be due and payable quarterly in arrears and prepayment of principal, together with accrued interest, may be made at any time without penalty. Also, under the terms of the agreement, the credit line from Mr. Hatsopoulos will be used solely in connection with the development and installation of current and new energy systems such as cogeneration systems and chillers and not for general corporate purposes including operational expenses such as payroll, maintenance, travel, entertainment, or sales and marketing. As of June 30, 2010, the company had drawn $500,000 of the revolving line of credit. On July 8, 2010, the company drew $1 million from the revolving line of credit with John N. Hatsopoulos and on August 2, 2010, the company drew an additional $250,000 from the same line of credit.

On July 12, 2010, the company entered into a subscription agreement with an accredited investor and sold 400,000 shares of common stock at a per share price of $2.50, pursuant to the subscription agreement in the form prepared by counsel to the company. The company also granted the investor a special purchase right, or warrant, regarding the company’s EuroSite Power Inc. subsidiary. The warrant grants the investor the non-assignable right but not the obligation, for a period of two years from July 12, 2010, to purchase 400,000 shares of the common equity of EuroSite Power Inc. at a per share purchase price of $1.00.

AMERICAN DG ENERGY INC.

The company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no cost. Therefore the company is capital intensive. The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the company continues to grow its business by adding more energy systems, the cash requirements will increase. The company believes that its cash and cash equivalents and its ability to control certain costs, including those related to general and administrative expenses, will enable meet its anticipated cash expenditures through the end of 2010. Beyond January 1, 2011, the company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Significant Accounting Policies and Critical Estimates

The company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements above and are those that are incorporated in the Annual Report. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the company are described in the above notes and the Financial Review in the company’s Annual Report.

AMERICAN DG ENERGY INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weakness in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology.

For these purposes, the term disclosure controls and procedures of an issuer means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act. Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of June 30, 2010.

The company had 14 employees as of June 30, 2010. The company currently does not have personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the company grows and resources become available, the company plans to take the necessary steps in the future to remediate the weaknesses.

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

AMERICAN DG ENERGY INC.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system is designed to provide reasonable assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

AMERICAN DG ENERGY INC.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report. The risks discussed in our Annual Report could materially affect our business, financial condition and future results. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 6. Exhibits

Exhibit
Number		Description of Exhibit

10.1*	–	Revolving Line of Credit Agreement, dated December 17, 2009, by and between the company and John Hatsopoulos, as amended on February 22, 2010

10.2	–
Subscription Agreement, dated as of July 12, 2012, by and between the company and Nettlestone Enterprises Limited (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 12, 2010)

10.3	–
Warrant Agreement for Common Stock of EuroSite Power Inc., dated as of July 12, 2012, by and between the company and Nettlestone Enterprises Limited (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated July 12, 2010)

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2010.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)