Form 10-K/A
period 2009-12-31
AMERICAN DG ENERGY INC
filed 2010-09-17
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34493

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

EXPLANATORY NOTE

This Amendment No. 1, or this Amendment, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or the Annual Report, is being filed in response to certain comments made by the staff of the Securities and Exchange Commission, or the SEC. In response to such comments, we have amended the following items:

Item 1.  “Business” is being amended and restated in its entirely;

Item 5.  “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Sercurities—Recent Sales of Unregistered Securities” is being amended and restated in its entirety;

Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” is being amended and restated in its entirety;

Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2009 and December 31, 2008” is being amended and restated in its entirety;

Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” is being amended and restated in its entirety;

Item 9A(T).  “Controls and Procedures—Management’s Evaluation of Disclosure Controls and Procedures” is being amended and restated in its entirety;

Item 10.  “Directors, Executive Officers and Corporate Governance—Executive Officers and Directors” is being amended to restate the biography of the company’s Chief Financial Officer, Anthony S. Loumidis;

Item 10.  “Directors, Executive Officers and Corporate Governance—Executive Officers and Directors—Director Nomination Process” is being amended and restated in its entirety;

Item 10.  “Directors, Executive Officers and Corporate Governance—Executive Officers and Directors—Board Leadership Structure” is being amended and restated in its entirety;

Item 11.  “Executive Compensation” is being amended to restate the Summary Compensation Table in order to revise footnote three to the table;

Item 11.  “Executive Compensation—Employment Contracts and Termination of Employment and Change-in-Control Arrangements” is being amended and restated in its entirety;

Item 15.  “Exhibits and Financial Statement Schedules” is being amended, but not restated, only to the extent necessary to correct the exhibit numbers of the items previously referenced in our Annual Report as Exhibits 10.1, 10.2, 10.3 and 10.4; and

Our Consolidated Financial Statements and all notes thereto are being amended and restated in their entirety.

Unless otherwise stated, all financial data and other information presented in this Amendment is as of December 31, 2009 and has not been updated.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Annual Report on March 31, 2010, or the Original Filing, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Additionally, the portions of Items 10 and 11 not amended hereby have not been modified, and such items of our Annual Report remain incorporated by reference to our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2010.

In addition, we are filing or furnishing, as indicated in this Amendment, as exhibits certain currently dated certifications and a currently dated consent of Caturano and Company, INC.

This Amendment is limited in scope to the items described above and does not amend, update, or change any other items or disclosures contained in the Annual Report.  Accordingly, all other items and sections that remain unaffected are omitted in this filing.  As used herein and in our other documents filed with the SEC, all references to our Annual Report are deemed to include this Amendment.

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

Distributed Generation of electricity, or DG, often referred to as cogeneration systems, or combined heat and power systems, or CHP, is an attractive option for reducing energy costs and increasing the reliability of available energy. DG has been successfully implemented by others in large industrial installations over 10 Megawatts, or MW, where the market has been growing for several years, and is increasingly being accepted in smaller size units because of technology improvements, increased energy costs and better DG economics. We believe that our target market (users of up to 1 MW) has been barely penetrated and that the reduced reliability of the utility grid, increasing cost pressures experienced by energy users, advances in new, low cost technologies and DG-favorable legislation and regulation at the state and federal level will drive our near-term growth and penetration into our target market. The company maintains a website at www.americandg.com, but our website address included in this Annual Report is a textual reference only and the information in the website is not incorporated by reference into this Annual Report.

The company was incorporated as a Delaware corporation on July 24, 2001 to install, own, operate and maintain complete DG systems, or energy systems, and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. As of December 31, 2009, we had installed energy systems, representing approximately 4,210 kilowatts, or kW, 33.5 million British thermal units, or MMBtu’s, of heat and hot water and 2,200 tons of cooling. kW is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated. Due to the high efficiency CHP systems, the Environmental Protection Agency, or EPA, has recognized them as a means to improve the environment. We have estimated that our currently installed energy systems running at 100% capacity have the potential to produce approximately 23,000 metric tons of carbon equivalents, less than typical separate heat and power systems, resulting in emissions reductions equivalent to planting 4,710 acres of forest or removing the emissions of 3,780 automobiles.

We believe that our primary near-term opportunity for DG energy and equipment sales is where commercial electricity rates exceed $0.12 per kW hour, or kWh, which is predominantly in the Northeast and California. Attractive DG economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies and other light industrial facilities. Two CHP market analysis reports sponsored by the Energy Information Administration, or EIA, in 2000 detailed the prospective CHP market in the commercial and institutional sectors1 and in the industrial sectors2. These data sets were used to estimate the CHP market potential in the 100 kW to 1 MW size range for the hospitality, healthcare, institutional, recreational and light industrial facilities in California, Connecticut, Massachusetts, New Hampshire, New Jersey and New York, which are the states where commercial electricity rates exceed $0.12 per kWh. Based on those rates, those states define our market and comprise over 163,000 sites totaling 12.2 million kW of prospective DG capacity. This is the equivalent of an $11.7 billion annual electricity market plus a $7.3 billion heat and hot water energy market, for a combined market potential of $19 billion. The data used to calculate the company’s market potential are derived from the reports cited above, however the calucation of the total market potential is estimated by the company.

1 See The Market and Technical Potential for Combined Heat and Power in the Commercial/Institutional Sector; Prepared for the Energy Information Administration; Prepared by ONSITE SYCOM Energy Corporation; January 2000.

2 See The Market and Technical Potential for Combined Heat and Power in the Industrial Sector; Prepared for the Energy Information Administration; Prepared by ONSITE SYCOM Energy Corporation; January 2000.

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

American DG Energy purchases energy equipment from various suppliers. The primary type of equipment used is a natural gas-powered, reciprocating engine provided by Tecogen Inc., or Tecogen. Tecogen is a leading manufacturer of natural gas, engine-driven commercial and industrial cooling and cogeneration systems suitable for a variety of applications, including hospitals, nursing homes and schools. A CHP system simultaneously produces two types of energy – heat and electricity – from a single fuel source, often natural gas. The two key components of a CHP system are an internal combustion reciprocating engine and an electric generator. The internal combustion reciprocating engine is provided to Tecogen by General Motors. The clean natural gas fired engine spins a generator to produce electricity. The natural byproduct of the working engine is heat. The heat is captured and used to supply space heating, heating domestic hot water, laundry hot water or to provide heat for swimming pools and spas.

As power sources that use alternative energy technologies mature to the point that they are both reliable and economical, we will consider employing them to supply energy for our customers. We regularly assess the technical, economic, and reliability issues associated with systems that use solar, micro-turbine or fuel cell technologies to generate power.

Background and Market

The delivery of energy services to commercial and residential customers in the U.S. has evolved over many decades into an inefficient and increasingly unreliable structure. Power for lighting, air conditioning, refrigeration, communications and computing demands comes almost exclusively from centralized power plants serving users through a complex grid of transmission and distribution lines and substations. Even with continuous improvements in central station generation and transmission technologies, today’s power industry is only about 33% efficient3, meaning that it discharges to the environment roughly twice as much heat as the amount of electrical energy delivered to end-users. Since coal accounts for more than half of all electric power generation, these inefficiencies are a major contributor to rising atmospheric CO2 emissions. As countermeasures are sought to limit global warming, pressures against coal will favor the deployment of alternative energy technologies.

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

3 See Energy Information Administration, Voluntary Reporting of Greenhouse Gases, 2004, Section 2, Reducing Emissions from Electric Power, Efficiency Projects: Definitions and Terminology, page 20.

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

The DG Market Opportunity

We believe that our primary near-term opportunity for DG energy and equipment sales is where commercial electricity rates exceed $0.12 per kW hour, or kWh, which is predominantly in the Northeast and California. Attractive DG economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies and other light industrial facilities. Two CHP market analysis reports sponsored by the Energy Information Administration, or EIA, in 2000 detailed the prospective CHP market in the commercial and institutional sectors4 and in the industrial sectors5. These data sets were used to estimate the CHP market potential in the 100 kW to 1 MW size range for the hospitality, healthcare, institutional, recreational and light industrial facilities in California, Connecticut, Massachusetts, New Hampshire, New Jersey and New York, which are the states where commercial electricity rates exceed $0.12 per kWh. Based on those rates, those states define our market and comprise over 163,000 sites totaling 12.2 million kW of prospective DG capacity. This is the equivalent of an $11.7 billion annual electricity market plus a $7.3 billion heat and hot water energy market, for a combined market potential of $19 billion. The data used to calculate the company’s market potential are derived from the aforementioned reports, however the calucation of the total market potential is estimated by the company.

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

4 See The Market and Technical Potential for Combined Heat and Power in the Commercial/Institutional Sector; Prepared for the Energy Information Administration; Prepared by ONSITE SYCOM Energy Corporation; January 2000.

5 See The Market and Technical Potential for Combined Heat and Power in the Industrial Sector; Prepared for the Energy Information Administration; Prepared by ONSITE SYCOM Energy Corporation; January 2000.

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

In regions where high electricity rates prevail, such as the Northeast, monthly payments for CHP energy services can yield attractive paybacks (e.g. often 3-5 years) on our investments in On-Site Utility projects. The price of natural gas has a minor effect on the financial returns obtained from our energy service contracts because the value of hot water and other thermal services produced from the recovered heat generated by the internal combustion engine in our on-site DG system will increase in proportion to higher fuel costs. This recovered energy, which comprises up to 60 % of the total heating value of fuel supplied to our CHP equipment, displaces fuel that would otherwise be burned in conventional boilers. Each of our customer sites becomes a profit center. The example below presents the energy supplied by two 75 kW cogeneration units and the economics of a typical energy service contract where we supply 80% of the site’s heat and hot water and 45% of the site’s electricity. Our customers range from hotels to nursing homes and apartment buildings and they usually require two energy systems or more. The savings calculations in the example are based on many variables, such as the customer’s base electricity charge per kWh, the kW used at the site, the operating time of the equipment, the customer’s base gas price per 1 million BTU, or British Thermal Units, the net heat recovery of our equipment, the efficiency of the customer’s boiler, the electric demand savings rate and the discount to the customer, which may range from 0% to 10%. The economics of a typical energy service contact assume the customer’s base electric rate per kWh at $0.14 and the customer’s gas price per 1 million BTU at $12.00. The example also reflects a 2% of expected annual increase in energy costs that should occur over a 15-year period:

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

The U.S. government has been developing and refining various funding opportunities related to its economic recovery or stimulus initiatives. While the final decision has not been determined as of the date of this Annual Report, it appears that “shovel ready” projects related to energy and the environment will hold great prominence. Also, there appears to be interest in upgrading government buildings. The company’s CHP systems would fit very well with any of these programs. Other than funding opportunities related to the economic recovery or stimulus initiatives, there does not appear to be any new government regulations that will affect the company.

Competition

We believe that the main competition for our DG products is the established electric utility infrastructure. DG is beginning to gain acceptance in regions where energy customers are dissatisfied with the cost and reliability of traditional electricity service. These end-users, together with growing support from state legislatures and regulators, are creating a favorable climate for the growth of DG that is overcoming the objections of established utility providers. In our target markets, we compete with large utility companies such as Consolidated Edison in New York City and Westchester County, Long Island Power Authority in Long Island, New York, Public Service Gas and Electric in New Jersey, and NSTAR and National Grid in Massachusetts. Those companies are much larger than us in terms of revenues, assets and resources. We aim to compete with large utility companies by selling electricity to the same commercial building customers. We sell directly to each building customer, but typically only supply 30%-50% of the electricity needs of the building. The remaining portion is supplied by the electric utility. We aim to compete with electric utilities by selling its electricity at a lower price. However, there is no assurance we will be able to provide electricity at a lower price.

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

The U.S. government has been developing and refining various funding opportunities related to its economic recovery or stimulus initiatives. While the final decision has not been determined as of the date of this Annual Report, it appears that “shovel ready” projects related to energy and the environment will hold great prominence. Also, there appears to be interest in upgrading government buildings. The company’s CHP systems would fit very well with any of these programs. Other than funding opportunities related to the economic recovery or stimulus initiatives, there does not appear to be any new government regulations that will affect the company.

Employees

As of December 31, 2009, we employed thirteen active full-time employees and two part-time employees. We believe that our relationship with our employees is satisfactory. None of our employees are represented by a collective bargaining agreement.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

Set forth below is information regarding common stock issued, warrants issued and stock options granted by the company during fiscal years 2007 through 2009. Also included is the consideration, if any, we received and information relating to the section of the Securities Act of 1933, as amended, or the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Common Stock and Warrants

On March 8, 2007, the company raised $3,004,505 in a private placement of 4,292,150 shares of common stock at a price of $0.70 per share. The private placement was done exclusively by 10 accredited investors, representing 16.5% of the total shares then outstanding. All of such investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Rule 506 of Regulation D.

On April 30, 2007, the company raised $1,120,000 in a private placement of 1,600,000 shares of common stock at a price of $0.70 per share. The private placement was done exclusively by 4 accredited investors, representing 5.2% of the total shares then outstanding. All of such investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Rule 506 of Regulation D.

On June 30, 2007, the company issued to a consultant 100,000 shares of common stock through an option exercise at $0.07 per share, representing 0.3% of the total shares then outstanding. The consultant was an accredited investor, and such transaction was exempt from registration under the Securities Act under Section 4(2).

On October 2, 2007, a holder of the company’s 8% Convertible Debenture elected to convert $50,000 of the outstanding principal amount of the debenture into 59,524 shares of common stock. The investor was an accredited investor, and such transaction was exempt from registration under the Securities Act under Section 4(2).

From December 2003 through December 2005, the company raised $2,236,500 through a private placement of common stock and warrants by issuing 3,195,000 shares of common stock and 3,195,000 warrants, at a price of $0.70 per share. Each warrant represents the right to purchase one share of common stock for a period of three years from the date the warrant was issued. The warrant holders started exercising their warrants in 2006. From February 2008 through December 2008, the company raised $707,000 through the exercise of 1,010,000 warrants at a price of $0.70 per share; such warrants were exercised exclusively by 17 accredited investors, representing 3.1% of the total shares then outstanding. All of such investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(2).

In May 2008, two holders of the company’s 8% Convertible Debentures elected to convert $150,000 of the outstanding principal amount of such debentures into 178,572 shares of common stock. All of such investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(2).

On February 24, 2009, the company sold a warrant to purchase shares of the company’s common stock to an accredited investor, for a purchase price of $10,500. The warrant, which expires on February 24, 2012, gives the investor the right but not the obligation to purchase 50,000 shares of the company’s common stock at an exercise price per share of $3.00. The investor was an accredited investor, and such transaction was exempt from registration under the Securities Act under Section 4(2).

On April 23, 2009, the company raised $2,260,000 in a private placement of 1,076,190 shares of common stock at a price of $2.10 per share. The private placement was done exclusively by 5 accredited investors, representing 3.1% of the total shares then outstanding. All of such investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Rule 506 of Regulation D.

On July 24, 2009, the company raised $3,492,650 in a private placement of 1,663,167 shares of common stock at a price of $2.10 per share. The company also granted the investors the right to purchase additional shares of common stock at a purchase price of $3.10 per share by December 18, 2009, which as of December 31, 2009, have expired unexercised. The private placement was done exclusively by 22 accredited investors, representing 4.7% of the total shares then outstanding. All of such investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Rule 506 of Regulation D.

On October 1, 2009, the company signed an investor relations consulting agreement with Hayden IR for a period of twelve months. In connection with that agreement the company granted Hayden IR a warrant to purchase 12,000 shares of the company’s common stock at an exercise price per share of $2.98, with one-third vesting on October 1, 2009, one-third vesting on February 1, 2010, and one-third vesting on June 1, 2010, provided that at any such vesting date the agreement is still in effect and Hayden IR has provided all required services to the company. The warrants carry a cashless exercise provision and expire on May 30, 2013. The company received no other consideration from the issuance of the warrants. The investor was an accredited investor, and such transaction was exempt from registration under the Securities Act under Section 4(2).

On October 14, 2009, the company raised $525,000 in a private placement of 250,000 shares of common stock at a price of $2.10 per share. The company also granted the investor the right to purchase additional shares of common stock at a purchase price of $3.10 per share by December 18, 2009, which as of December 31, 2009, have expired unexercised. The private placement was done exclusively by an accredited investor, representing 0.7% of the total shares then outstanding. The investor was an accredited investor, and such transaction was exempt from registration under the Securities Act under Section 4(2).

Restricted Stock Grants

On February 20, 2007, the company made restricted stock grants to employees, directors and consultants by permitting them to purchase an aggregate of 737,000 shares of common stock, representing 2.4% of the total shares then outstanding at a price of $0.001 per share. Prior to this transaction the company had 30,309,400 shares of common stock outstanding. Such transaction was exempt from registration under the Securities Act under Section 4(2).

In December 2008, the company made a restricted stock grant to one employee by permitting him to purchase an aggregate of 40,000 shares of common stock, representing 0.1% of the total shares then outstanding at a price of $0.001 per share. Those shares have a vesting schedule of four years. Such transaction was exempt from registration under the Securities Act under Section 4(2).

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The company evaluates the applicability of the FASB guidance on variable interest entities to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards. The company has contractual interests in Tecogen and determined that Tecogen was a Variable Interest Entity, as defined by the applicable guidance; however, the company was not considered the primary beneficiary and does not have any exposure to loss as a result of its involvement with Tecogen. Therefore, Tecogen was not consolidated in our consolidated financial statements through December 31, 2009. See “Note 7 - Related Parties” for further discussion.

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

On February 15, 2007, the company loaned Peter Westerhoff, the non controlling interest partner in ADGNY, $20,000 by signing a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same non controlling partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms.  On October 11, 2007, we extended to our non controlling interest partner a line of credit of $500,000. At December 31, 2008, $265,012 was outstanding and due to the company by the non-controlling interest partner in American DG New York, LLC under the outstanding agreements. In addition there was $31,446 due from GlenRose Instruments Inc., and $959 from Alexandros Partners LLC, for a total of $297,417, which is the amount recorded on the balance sheet as of December 31, 2008. All notes were classified in the Due from related party account in the December 31, 2008 balance sheet and were secured by the partner’s non controlling interest. Effective April 1, 2009 the company reached an agreement with the noncontrolling interest partner in ADGNY to purchase its interest in the Riverpoint location. As a result of this transaction, the company owns 100% of that location and the noncontrolling interest partners’ share of that location was applied to his outstanding debt to the company related to the above mentioned loan agreements and line of credit. Additionally, in 2009 ADGNY financed capital improvements at several projects, which per project agreements was the responsibility of the noncontrolling interest partner. This further reduced the noncontrolling interest partner’s noncontrolling interest in ADGNY. The result of these transactions appears as “Ownership changes to noncontrolling interests” in the amount of $405,714 in the accompanying consolidated statement of stockholder’s equity for the year ended December 31, 2009.

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

The company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statement of cash flows. When the rebates are a function of production of the DG unit, they are recorded as income over the period of production and treated in the statement of cash flows as an operating activity. The rebates the company receives from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and not related to or subject to adjustment based on the future operating performance of the installed unit. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. The only rebates that the company has recognized historically on the income statement are related to the company’s participation in demand response programs and are recognized only upon the occurrence of curtailed events of the applicable units. The cumulative amount of rebates applied to the cost of construction was $534,308 and $319,655 as of December 31, 2009 and 2008, respectively. The revenue recognized from demand response activity was $17,830 and $11,176 for the years ended December 31, 2009 and 2008, respectively.

The company operates on-site energy systems that produce electricity, hot water, heat and cooling. The energy systems are capable of meeting the demands of commercial users and can be connected to the existing utility grid. There is not always enough power generation available from the utilities to meet peak demand, and existing transmission lines cannot carry all of the electricity needed by consumers. The utility companies recognize that the energy systems we install lessen the demand on the grid. Therefore, they offer a one-time rebate/incentive payment to the company based on the kW size or the unit installed. That rebate/incentive is payable from the utility to the company upon commencement of operation at the facility and is applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of our facility construction costs, this type of rebate is treated as an investing activity in the statement of cash flows. When the rebate/incentive is a function of production of the DG unit, it is recorded as income over the period of production and treated in the statement of cash flows as an operating activity.

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

Occasionally the company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the company sells each deliverable to other customers on a stand-alone basis, the company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The company had no such sales arrangements in fiscal year 2009.

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

Reclassifications

All prior period information presented in this Amendment has been restated to separately present revenues of energy, and turnkey and other revenues. The reclassification had no effect on previously reported net loss, stockholder’s equity or cash flows.

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

Our energy revenue is impacted by, among other things: the number of energy systems operating over the period, the amount energy of produced by the energy systems (which are impacted by the energy needs of the customer, the local weather which may require the customer to require more or less energy, the maintenance needs of the energy systems, and the operating performance of the energy systems), and the price of electricity, natural gas and oil paid by our customers to their local utility that the company uses to then price our energy. Our energy agreements are typically long-term contracts (typically 12 to 15 years) and are billed monthly to our customers. Because of the foregoing factors, the revenue from our turn-key projects can substantially vary per period. While the company accepts turn-key installation projects, they are not considered our core business.

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

Cost of Sales

Cost of sales, including depreciation, in 2009 were $4,677,323 compared to $5,733,175 for the same period in 2008, a decrease of $1,055,852 or 18.4%. Included in the cost of sales was depreciation expense of $788,885 in 2009, compared to $596,915 for the same period in 2008. Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that decreased by 9% as a percentage of revenue in 2009, compared to the same period in 2008. Our cost of sales also includes the cost of maintenance of our systems which increased by 5% as a percentage of revenue in 2009, compared to the same period in 2008. During 2009, our gross margins were 18.9% compared to 12.9% for the same period in 2008, primarily due to lower cost of natural gas which is the majority of our cost of goods. Our On-Site Utility energy margins excluding depreciation were 31.4% in 2009 compared to 27.7% for the same period in 2008.

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

Noncontrolling Interest

The noncontrolling interest share in the profits in ADGNY was $202,684 in 2009 compared to $305,336 for the same period in 2008. The decrease in non-controlling interest is due to the overall decrease in joint venture volume and profits and due to changes in the ownership structure of underlying sites. In 2009, the company made a distribution of $333,704 to the noncontrolling interest partner based on his interest percent ownership in each site.

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

 Cash used by operating activities was $648,816 in 2009 compared to $1,227,183 for the same period in 2008. The company's short and long-term receivables balance, including unbilled revenue, decreased to $665,319, in 2009 compared to $1,046,319 at December 31, 2008, providing $381,000 of cash. The decrease was due to reduced revenue during the year. Amount due to the company from related parties, increased to $370,400 in 2009 compared to $297,417 at December 31, 2008, using $72,983 of cash. The increase was due to an increase in debt by our noncontrolling interest partner as a result of purchased certain units and supporting equipment from the company. Our inventory increased to $379,303 in 2009 compared to 355,852 at December 31, 2008, using $23,451 of cash. Our prepaid and other current assets decreased to $104,119 in 2009 compared to $163,121 at December 31, 2008, providing $59,002 of cash.

Accounts payable increased to $740,474 in 2009, compared to $270,852 at December 31, 2008, providing $469,622 of cash. The increase in accounts payable was a result of having five sites under construction representing 725 kW on December 31, 2009, compared to two sites at December 31, 2008 representing 150 kW. The accounts payable amount of $740,474 includes $455,167 related to construction-in-process that was higher in 2009 due to increase in construction projects. Our accrued expenses and other current liabilities including accrued interest expense increased to $453,536 in 2009 compared to $384,340 at December 31, 2008, providing $69,196 of cash, offset by an accrual of $106,400 for future interest payments. Our due to related party decreased to $17,531 in 2009, compared to $166,560 at December 31, 2008, using $149,029 of cash.

During 2009, the primary investing activities of the company’s operations were expenditures for the purchase of property, plant and equipment for the company's energy system installations. The company used $4,171,867 for purchases and installation of energy systems and received $232,483 in rebates and incentives. The company’s short-term investments provided $82,693 of cash as our funds invested in certificates of deposits matured and converted into cash. The company's financing activities provided $5,971,231 of cash in 2009 from the sale of common stock, exercise of common stock warrants and stock options, offset by distributions to our noncontrolling interest partner and payments on capital lease obligations.

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

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Anthony S. Loumidis has been our Chief Financial Officer since 2004 and our Treasurer since 2001. Mr. Loumidis devotes approximately half of his business time to the affairs of the company. He has been the Chief Financial Officer of GlenRose Instruments Inc., since 2006; GlenRose Instruments provides analytical services to the federal government and its prime contractors. He has also been the Vice President and Treasurer of Tecogen Inc., an affiliate of the company, since 2001; Tecogen is a manufacturer of natural gas, engine-driven commercial and industrial cooling and cogeneration systems. He also has been a Partner and President of Alexandros Partners LLC since 2000; Alexandros Partners is a financial advisory firm providing consulting services to early stage entrepreneurial ventures, and he is Treasurer of Ilios Inc., an affiliate of the company, a high-efficiency heating products company. Mr. Loumidis was previously with Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), where he held various positions including National Sales Manager for Thermo Capital Financial Services, Manager of Investor Relations and Manager of Business Development of Tecomet, a subsidiary of Thermo Electron. Mr. Loumidis is a FINRA registered representative, holds a bachelor’s degree in business administration from the American College of Greece in Athens and a master’s degree in business administration from Northeastern University.

Director Nomination Process

The Nominating and Governance Committee will consider recommendations for candidates to the Board from stockholders holding no less than 2% of the outstanding shares of the company’s voting securities continuously for at least 12 months prior to the date of the submission of the recommendation for nomination. A stockholder that desires to recommend a candidate for election to the Board shall direct the recommendation in writing to American DG Energy Inc., attention: Corporate Secretary, 45 First Avenue, Waltham, Massachusetts, 02451, and must include the candidate’s name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between the candidate and the company within the last three years and evidence of the nominating person’s ownership of company stock, a statement from the recommending stockholder in support of the candidate, references, particularly within the context of the criteria for Board membership, including issues of character, diversity, skills, judgment, age, independence, industry experience, expertise, corporate experience, length of service, other commitments and the like, and a written indication by the candidate of her/his willingness to serve, if elected.

The Nominating Committee seeks to nominate director candidates who bring diverse experiences and perspectives to our Board.  In evaluating candidates, the Nominating Committee’s practice is to consider, among other things, diversity with respect to business experiences, the candidate’s range of experiences with public companies, diversity of gender, race and national origin, education and differences in viewpoints and skills. The Nominating Committee has not formalized this practice into a written policy.  Evaluations of potential candidates generally involve a review of the candidate’s background and credentials by the Nominating Committee, interviews with members of the Board/Nominating Committee, the Board/Nominating Committee as a whole, or one or more other Board/Nominating Committee members, and discussions of the Nominating Committee and the Board.

The Nominating and Governance Committees have assessed our practices with respect to diversity to be effective, in that our practices encourage consideration of a wide range of factors that are relevant to a candidate’s value to our Board, while providing our Nominating Committee with flexibility in the director search and nomination process.

The Nominating and Governance Committee has not formally adopted any specific, minimum qualifications that must be met by each candidate for the Board, nor are there specific qualities or skills that are necessary for one or more of the members of the Board to possess. The Nominating and Governance Committee believes that candidates and nominees must reflect a Board that is comprised of directors who (i) are predominantly independent, (ii) are of high integrity, (iii) have or have had experience in positions with a high degree of responsibility, (iv) are or were leaders in the companies or institutions with which they are or were affiliated, (v) have qualifications that will increase overall Board effectiveness and (vi) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to Audit Committee members. In order to identify and evaluate nominees for director, the Nominating and Governance Committee regularly reviews the current composition and size of the Board, reviews qualifications of nominees, evaluates the performance of the Board as a whole, evaluates the performance and qualifications of individual members of the Board eligible for re-election at the annual meeting of stockholders, considers such factors as: character; diversity; skills; judgment; age; independence; industry experience; expertise; corporate experience; length of service; other commitments and the like; and the general needs of the Board, including applicable independence requirements. The Nominating and Governance Committee considers each individual candidate in the context of the current perceived needs of the Board as a whole. The Nominating and Governance Committee uses the same process for evaluating all nominees, regardless of the original source of the nomination. All of the members of the Board participate in the consideration of director nominations.

Board Leadership Structure

We separate the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles. The CEO is responsible for setting the strategic direction for the company and the day to day leadership and performance of the company, while the Chairman of the Board provides guidance to the CEO and sets the agenda for Board meetings and presides over meetings of the full Board.

Our Chairman, Dr. George N. Hatsopoulos is the founder and chairman emeritus of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), he has served on the board of the Federal Reserve Bank of Boston, including a term as chairman. He was a member of the Securities and Exchange Commission Advisory Committee on Capital Formation and Regulatory Process, the Advisory Committee of the U.S. Export-Import Bank, and the boards of various corporations and institutions. In 1996, Dr. Hatsopoulos won the John Fritz Medal, which is the highest American award in the engineering profession and presented each year for scientific or industrial achievement in any field of pure or applied science. In 1997 he was awarded the 3rd Annual Heinz Award in Technology, the Economy and Employment. Dr. Hatsopoulos provides “high-level” guidance to our Chief Executive Officer, John N. Hatsopoulos, his brother, in the field of engineering, science, thermodynamics and thermionic energy conversion, which is the basis of our combined heat and power system. Our Chief Executive Officer, John Hatsopoulos, has a background in operations and finance and is responsible for setting the strategic direction for the company and the overall leadership and performance of the company. The Chairman’s role includes high level supervision over the strategic direction of the company, which is the primary responsibility of the Chief Executive Officer. In our case, we have two highly experienced and distinguished individuals performing distinct high level supervisory and executive functions for the company.

Item 11. Executive Compensation.

The following table sets forth the compensation of our named executive officers, which consist of our chief executive officer and by other executive officers during the fiscal year ended December 31, 2009.

SUMMARY COMPENSATION TABLE

				Stock	Option	All other
Name and principal position	Year	Salary ($)	Bonus ($)	awards ($)	awards ($)	compensation ($)		Total ($)

John N. Hatsopoulos (1)	2009	-	-	-	-	-		-
Chief Executive Officer	2008	-	-	-	-	-		-

Barry J. Sanders	2009	205,430	-	-	-	372	(2)	205,802
President and Chief Operating Officer	2008	175,430	-	-	-	372	(2)	175,802

Anthony S. Loumidis (3)	2009	175,680	-	-	-	372	(2)	176,052
Chief Financial Officer and Treasurer	2008	160,680	-	-	-	372	(2)	161,052

(1)	John N. Hatsopoulos did not receive a salary, bonus or any other compensation in 2008 or 2009, and will not receive a salary, bonus or any other compensation in 2010.
(2)	Includes group life insurance of $372.
(3)	Anthony S. Loumidis devotes approximately half of his business time to the affairs of GlenRose Instruments Inc., and 50% of his salary is reimbursed by GlenRose Instruments Inc..

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None of our executive officers has an employment contract or change-in-control arrangement, other than stock and option awards that contain certain change-in-control provisions such as accelerated vesting due to acquisition. In the event an acquisition that is not a private transaction occurs while the optionee maintains a business relationship with the company and the option has not fully vested, the option will become exercisable for 100% of the then number of shares as to which it has not vested and such vesting to occur immediately prior to the closing of the acquisition.

The stock and option awards that would vest for each named executive if a change-in control were to occur are disclosed under our Outstanding Equity Awards at Fiscal Year-End Table. Specifically, as of April 30, 2010, Barry J. Sanders had 504,000 stock options and 117,500 shares of restricted stock that had not vested and Anthony S. Loumidis had 175,000 stock options and 27,500 shares of restricted stock that had not vested.

Our stock and option awards contain certain change-in-control provisions. Descriptions of those provisions are set forth below:

Stock Awards Change in Control Definition

Change in Control shall mean (a) the acquisition in a transaction or series of transactions by any person (such term to include anyone deemed a person under Section 13(d)(3) of the Exchange Act), other than the company or any of its subsidiaries, or any employee benefit plan or related trust of the company or any of its subsidiaries, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the company entitled to vote generally in the election of directors; provided a Change in Control shall not occur solely as the result of an Initial Public Offering or (b) the sale or other disposition of all or substantially all of the assets of the company in one transaction or series of related transactions.

Option Awards Change in Control Definition

Accelerated vesting due to acquisition. In the event an acquisition that is not a private transaction occurs while the optionee maintains a business relationship with the company and this option has not fully vested, this option shall become exercisable for 100% of the then number of Shares as to which it has not vested, such vesting to occur immediately prior to the closing of the Acquisition.

Definitions. The following definitions shall apply: Acquisition means (i) the sale of the company by merger in which the shareholders of the company in their capacity as such no longer own a majority of the outstanding equity securities of the company (or its successor); or (ii) any sale of all or substantially all of the assets or capital stock of the company (other than in a spin-off or similar transaction) or (iii) any other acquisition of the business of the company, as determined by the Board. Business relationship means service to the company or its successor in the capacity of an employee, officer, director or consultant. Private transaction” means any acquisition where the consideration received or retained by the holders of the then outstanding capital stock of the company does not consist of (i) cash or cash equivalent consideration, (ii) securities which are registered under the Securities the Securities Act of 1933, as amended, or any successor statute and/or (iii) securities for which the company or any other issuer thereof has agreed, including pursuant to a demand, to file a registration statement within ninety (90) days of completion of the transaction for resale to the public pursuant to the Securities Act of 1933, as amended.

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Index To Financial Statements and Financial Statements Schedules:

Report of Independent Registered Public Accounting Firm Caturano and Company, INC. as of March 31, 2010

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

(b)	Exhibits

Exhibit
Number	Description

99.1	Audit Committee Charter, as amended October 13, 2009 (incorporated by reference to exhibit 10.1 to registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

99.2	Compensation Committee Charter (incorporated by reference to exhibit 10.2 to registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

99.3	Nominating and Governance Committee Charter dated August 31, 2009 (incorporated by reference to Exhibit 10.3 to registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

99.4	Slide show presentation (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K, originally filed with the SEC on December 9, 2009).

23.2#	Consent of Caturano and Company, INC.

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

#	Filed herewith.
*	Furnished herewith.

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

Signature	Title	Date

/s/ George N. Hatsopoulos	Chairman of the Board	September 17, 2010
George N. Hatsopoulos

/s/ John N. Hatsopoulos	Chief Executive Officer (Principal Executive Officer)	September 17, 2010
John N. Hatsopoulos	& Director

/s/ Anthony S. Loumidis	Chief Financial Officer (Principal Financial	September 17, 2010
Anthony S. Loumidis	and Accounting Officer)

/s/ Earl R. Lewis	Director	September 17, 2010
Earl R. Lewis

/s/ Charles T. Maxwell	Director	September 17, 2010
Charles T. Maxwell

/s/ Deanna M. Petersen	Director	September 17, 2010
Deanna M. Petersen

/s/ Francis A. Mlynarczyk	Director	September 17, 2010
Francis A. Mlynarczyk

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

/s/ CATURANO AND COMPANY, INC.

Boston, Massachusetts
September 17, 2010

AMERICAN DG ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$3,149,222	$1,683,498
Short-term investments	678,921	761,614
Accounts receivable, net	518,379	835,922
Unbilled revenue	146,940	204,750
Due from related party	370,400	297,417
Inventory	379,303	355,852
Prepaid and other current assets	104,119	163,121
Total current assets	5,347,284	4,302,174

Property, plant and equipment, net	9,502,346	6,627,540

Accounts receivable, long- term	-	5,647
TOTAL ASSETS	14,849,630	10,935,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	740,474	270,852
Accrued expenses and other current liabilities	453,536	384,340
Due to related party	17,531	166,560
Capital lease obligations	3,365	2,431
Total current liabilities	1,214,906	824,183

Long-term liabilities:
Convertible debentures	5,320,000	5,875,000
Capital lease obligations, long-term	10,095	14,394
Total liabilities	6,545,001	6,713,577

Stockholders’ equity:
American DG Energy Inc. shareholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,676,817 and 34,034,496 issued and outstanding at December 31, 2009 and December 31, 2008, respectively	37,677	34,034
Additional paid- in- capital	19,725,793	12,614,332
Common stock subscription	-	(35,040)
Accumulated deficit	(12,239,110)	(9,708,545)
Total American DG Energy Inc. stockholders' equity	7,524,360	2,904,781
Noncontrolling interest	780,269	1,317,003
Total stockholders' equity	8,304,629	4,221,784

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,849,630	$10,935,361

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2009	2008

Revenues
Energy revenues	$4,632,988	$5,144,505
Turnkey & other revenues	1,130,839	1,434,932
	5,763,827	6,579,437
Cost of sales
Fuel, maintenance and installation	3,888,438	5,136,260
Depreciation expense	788,885	596,915
	4,677,323	5,733,175
Gross profit	1,086,504	846,262

Operating expenses
General and administrative	1,546,743	1,504,968
Selling	850,975	533,874
Engineering	642,858	401,361
	3,040,576	2,440,203
Loss from operations	(1,954,072)	(1,593,941)

Other income (expense)
Interest and other income	71,185	139,690
Interest expense	(437,544)	(474,407)
	(366,359)	(334,717)

Loss, before income taxes	(2,320,431)	(1,928,658)
Provision for state income taxes	(7,450)	(34,087)
Consolidated net loss	(2,327,881)	(1,962,745)
		-
Less: Income attributable to the noncontrolling interest	(202,684)	(305,336)
Net loss attributable to American DG Energy Inc.	(2,530,565)	(2,268,081)

Net loss per share - basic and diluted	$(0.07)	$(0.07)

Weighted average shares outstanding - basic and diluted	35,554,303	32,872,006

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		American DG Energy Inc. Shareholders
			Common
			Stock	Common	Additional
		Accumulated	$0.001	Stock	Paid-In	Noncontrolling
	Total	Deficit	Par Value	Subscription	Capital	Interest

Balance at December 31, 2007	$5,045,417	$(7,440,464)	$32,806	$-	$11,394,289	$1,058,786
Distributions to noncontrolling interest	(47,119)	-	-	-	-	(47,119)
Conversion of convertible debenture to common stock	150,000	-	178	-	149,822	-
Issuance of restricted stock	-	-	40	(40)	-	-
Stock based compensation expense	364,231	-	-	-	364,231	-
Exercise of warrants	672,000	-	1,010	(35,000)	705,990	-
Net loss	(1,962,745)	(2,268,081)	-	-	-	305,336
Balance at December 31, 2008	4,221,784	(9,708,545)	34,034	(35,040)	12,614,332	1,317,003

Distributions to noncontrolling interest	(333,704)	-	-	-	-	(333,704)
Ownership changes to noncontrolling interest, Note 7	(405,714)	-	-	-	-	(405,714)
Conversion of convertible debenture to common stock	555,000	-	661	-	554,339	-
Issuance of restricted stock	40	-	-	40	-	-
Cancellation of restricted stock	(40)	-	(40)	-	-	-
Sale of common stock, net of costs	5,878,079	-	2,991	-	5,875,088	-
Issuance of common stock warrants	372,815	-	-	-	372,815	-
Stock based compensation expense	286,844	-	-	-	286,844	-
Exercise of stock options	22,406	-	31	-	22,375	-
Exercise of warrants	35,000	-	-	35,000	-	-
Net (loss) income	(2,327,881)	(2,530,565)	-	-	-	202,684
Balance at December 31, 2009	$8,304,629	$(12,239,110)	$37,677	$-	$19,725,793	$780,269

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,530,565)	$(2,268,081)
Income attributable to noncontrolling interest	202,684	305,336
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	806,776	604,525
Provision for losses on accounts receivable	299,994	51,759
Amortization of deferred financing costs	8,526	8,526
Stock-based compensation	286,844	364,231

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	168,294	(330,849)
Due from related party	(308,183)	272,957
Inventory	(23,451)	(269,714)
Prepaid assets	50,476	(93,794)
Increase (decrease) in:
Accounts payable	469,622	(83,239)
Accrued expenses and other current liabilities	69,196	44,600
Due to related party	(149,029)	166,560
Net cash used in operating activities	(648,816)	(1,227,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,171,867)	(2,165,899)
Sale (purchases) of short-term investments	82,693	(761,614)
Rebates and incentives	232,483	155,831
Net cash used in investing activities	(3,856,691)	(2,771,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of warrants	372,815	-
Proceeds from exercise of warrants	35,000	672,000
Proceeds from sale of common stock, net of costs	5,878,079	-
Proceeds from issuance of stock options	22,406	-
Principal payments on capital lease obligations	(3,365)	-
Distributions to noncontrolling interest	(333,704)	(47,119)
Net cash provided by financing activities	5,971,231	624,881

Net increase (decrease) in cash and cash equivalents	1,465,724	(3,373,984)
Cash and cash equivalents, beginning of the year	1,683,498	5,057,482
Cash and cash equivalents, ending of the year	$3,149,222	$1,683,498

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$448,645	$477,422
Income taxes	$35,460	$86,130

Non-cash investing and financing activities:
Conversion of convertible debenture to common stock	$555,000	$150,000
Acquisition of equipment under capital lease	$-	$16,825

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

Note 2 — Summary of significant accounting policies:

Principles of Consolidation and Basis of Presentation:

The accompanying consolidated financial statements include the accounts of the company, its wholly-owned subsidiary American DG Energy and its 51% joint venture, American DG New York, LLC, or ADGNY. The company’s owns 51% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the joint venture and underlying energy projects. The economic ownership is calculated by the amount invested by the company and the noncontrolling partner in each site. Each quarter the company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner, Peter Westerhoff, each quarter. On the company’s balance sheet, noncontrolling interest represents the partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The company owned a controlling 51% legal interest and a 57% economic interest in ADGNY as of December 31, 2009.

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

Occasionally the company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the company sells each deliverable to other customers on a stand-alone basis, the company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The company had no such sales arrangements in fiscal year 2009.

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

The company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statement of cash flows. When the rebates are a function of production of the DG unit, they are recorded as income over the period of production and treated in the statement of cash flows as an operating activity. The rebates the company receives from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and not related to or subject to adjustment based on the future operating performance of the installed unit. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. The only rebates that the company has recognized historically on the income statement are related to the company’s participation in demand response programs and are recognized only upon the occurrence of curtailed events of the applicable units. The cumulative amount of rebates applied to the cost of construction was $534,308 and $319,655 as of December 31, 2009 and 2008, respectively. The revenue recognized from demand response activity was $17,830 and $11,176 for the years ended December 31, 2009 and 2008, respectively.

The company operates on-site energy systems that produce electricity, hot water, heat and cooling. The energy systems are capable of meeting the demands of commercial users and can be connected to the existing utility grid. There is not always enough power generation available from the utilities to meet peak demand, and existing transmission lines cannot carry all of the electricity needed by consumers. The utility companies recognize that the energy systems we install lessen the demand on the grid. Therefore, they offer a one-time rebate/incentive payment to the company based on the kW size or the unit installed. That rebate/incentive is payable from the utility to the company upon commencement of operation at the facility and is applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of our facility construction costs, this type of rebate is treated as an investing activity in the statement of cash flows. When the rebate/incentive is a function of production of the DG unit, it is recorded as income over the period of production and treated in the statement of cash flows as an operating activity.

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

Reclassifications

All prior period information presented in this Amendment has been restated to separately present revenues of energy, and turnkey and other revenues. The reclassification had no effect on previously reported net loss, stockholder’s equity or cash flows.

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

Note 7 — Related parties

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

On February 15, 2007, the company loaned Peter Westerhoff, the non controlling interest partner in ADGNY, $20,000 by signing a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same non controlling partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms.  On October 11, 2007, the company extended to its non controlling interest partner a line of credit of $500,000. At December 31, 2008, $265,012 was outstanding and due to the company under the combination of the above agreements. All notes were classified in the Due from related party account in the December 31, 2008 balance sheet and were secured by the partner’s non controlling interest. Effective April 1, 2009 the company reached an agreement with the noncontrolling interest partner in ADGNY to purchase its interest in the Riverpoint location. As a result of this transaction, the company owns 100% of that location and the noncontrolling interest partners’ share of that location was applied to his outstanding debt to the company related to the above mentioned loan agreements and line of credit. Additionally, in 2009, ADGNY financed capital improvements at several projects, which per project agreements was the responsibility of the noncontrolling interest partner. This further reduced the noncontrolling interest partner’s noncontrolling interest in ADGNY. The result of these transactions appears as “Ownership changes to noncontrolling interests” in the amount of $405,714 in the accompanying consolidated statement of stockholder’s equity for the year ended December 31, 2009.

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