Form 10-Q/A
period 2010-03-31
AMERICAN DG ENERGY INC
filed 2010-09-17
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1, or this Amendment, to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, or the Quarterly Report, is being filed in response to certain comments made by the staff of the Securities and Exchange Commission, or the SEC. In response to such comments, we have amended the following items:

Our Consolidated Financial Statements and all notes thereto are being amended and restated in their entirety;

Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—First Quarter 2010 Compared to First Quarter 2009—Cost of Sales” is being amended and restated in its entirety;

Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” is being amended and restated in its entirety; and

Item 4T.  “Controls and Procedures—Management’s Evaluation of Disclosure Controls and Procedures” is being amended and restated in its entirety.

Unless otherwise stated, all financial data and other information presented in this Amendment is as of March 31, 2010 and has not been updated.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Form 10-Q on May 13, 2010, or the Original Filing, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

In addition, we are filing or furnishing, as indicated in this Amendment, as exhibits certain currently dated certifications.

This Amendment is limited in scope to the items described above and does not amend, update, or change any other items or disclosures contained in the Quarterly Report.  Accordingly, all other items and sections that remain unaffected are omitted in this filing. As used herein and in our other documents filed with the SEC, all references to our Quarterly Report are deemed to include this Amendment.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

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
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Revenues
Energy revenues	$1,265,990	$1,394,521
Turnkey & other revenues	183,983	9,008
	1,449,973	1,403,529
Cost of sales
Fuel, maintenance and installation	1,148,224	1,054,533
Depreciation expense	197,697	197,742
	1,345,921	1,252,275
Gross profit	104,052	151,254

Operating expenses
General and administrative	335,351	349,767
Selling	180,529	120,064
Engineering	256,755	118,760
	772,635	588,591
Loss from operations	(668,583)	(437,337)

Other income (expense)
Interest and other income	14,691	23,778
Interest expense	(70,624)	(117,500)
	(55,933)	(93,722)

Loss before income taxes	(724,516)	(531,059)
Provision for state income taxes	(3,550)	(2,050)
Consolidated net loss	(728,066)	(533,109)

Less: Income attributable to the noncontrolling interest	(47,912)	(42,204)
Net loss attributable to American DG Energy Inc.	(775,978)	(575,313)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	39,846,998	33,535,306

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

See Notes to Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Financial Statements (Unaudited) for the period ending March 31, 2010

Note 1 – Summary of Significant Accounting Policies:

Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K for the year ended December 31, 2009, as amended, filed with the SEC. The operating results for the three month period ended March 31, 2010, may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2010.

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

The company has experienced total net losses since inception of approximately $13.0 million. For the foreseeable future, the company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the company continues to grow its business by adding more energy systems, the cash requirements will increase. The company believes that its cash and cash equivalents and its ability to control certain costs, including those related to general and administrative expenses will enable to meet its anticipated cash expenditures through the end of 2010. Beyond January 1, 2011, the company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Occasionally the company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the company sells each deliverable to other customers on a stand-alone basis, the company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The company had no such sales arrangements in fiscal year 2009 nor in the three month period ending March 31, 2010.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. As of March 31, 2010, the company had a balance of $2,284,858 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

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

Supply Concentrations

All of the company’s cogeneration unit purchases as of March 31, 2010 and December 31, 2009, were from one vendor (see “Note 6 - Related Party”). The company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen. The company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The company evaluates the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the company’s energy systems is lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. The company reviews the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. There have been no revisions to the useful lives of the company’s assets at March 31, 2010 and December 31, 2009, respectively, and the company has determined that its long-lived assets for those periods are recoverable.

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

Other Comprehensive Net Loss

The comprehensive net loss at March 31, 2010 and December 31, 2009 does not differ from the reported loss.

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

AMERICAN DG ENERGY INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2010 Compared to First Quarter 2009

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

Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that decreased by 1% as a percentage of revenue in the first quarter of 2010, compared to the same period in 2009. Our cost of sales also includes the cost of maintenance of our systems which increased by 2% as a percentage of revenue in the first quarter of 2010, compared to the same period in 2009.

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

AMERICAN DG ENERGY INC.

The company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no cost. Therefore the company is capital intensive. The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the company continues to grow its business by adding more energy systems, the cash requirements will increase. The company believes that its cash and cash equivalents and its ability to control certain costs, including those related to general and administrative expenses, will enable to meet its anticipated cash expenditures through the end of 2010. Beyond January 1, 2011, the company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Item 4T.  Controls and Procedures.

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

AMERICAN DG ENERGY INC.

PART II – OTHER INFORMATION

Item 6.  Exhibits.

Exhibit Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith.
** Furnished herewith.

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 17, 2010.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)