Form 10-Q
period 2010-09-30
AMERICAN DG ENERGY INC
filed 2010-11-10
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes ☐  No ☒

Title of each class	Outstanding at September 30, 2010
Common Stock, $0.001 par value	45,098,029

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING SEPTEMBER 30, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets –
	September 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statement of Operations –
	Three Months Ended September 30, 2010 and September 30, 2009	4

	Condensed Consolidated Statement of Operations –
	Nine Months Ended September 30, 2010 and September 30, 2009	5

	Condensed Consolidated Statement of Cash Flows –
	Nine Months Ended September 30, 2010 and September 30, 2009	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

Signatures		23

References in this Form 10-Q to “we”, “us”, “our”, the “company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 30, 2010 and December 31, 2009
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,921,211	$3,149,222
Short-term investments	117,074	678,921
Accounts receivable, net	669,748	518,379
Unbilled revenue	135,523	146,940
Due from related party	151,977	370,400
Inventory	494,248	379,303
Prepaid and other current assets	84,184	104,119
Total current assets	5,573,965	5,347,284

Property, plant and equipment, net	13,425,700	9,502,346
Accounts receivable, long-term	17,034	-

TOTAL ASSETS	19,016,699	14,849,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	397,021	740,474
Accrued expenses and other current liabilities	546,256	453,536
Due to related party	3,070,609	17,531
Capital lease obligations	3,365	3,365
Total current liabilities	4,017,251	1,214,906

Long-term liabilities:
Convertible debentures	-	5,320,000
Capital lease obligations, long-term	7,571	10,095
Total liabilities	4,024,822	6,545,001

Stockholders’ equity:
American DG Energy Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares
authorized; 45,098,029 and 37,676,817 issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	45,098	37,677
Additional paid-in capital	27,796,204	19,725,793
Common stock subscription	5,000	-
Accumulated deficit	(13,621,179)	(12,239,110)
Total American DG Energy Inc. stockholders’ equity	14,225,123	7,524,360
Noncontrolling interest	766,754	780,269
Total stockholders’ equity	14,991,877	8,304,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,016,699	$14,849,630

See Notes to Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended September 30, 2010 and September 30, 2009
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2010	2009

Revenues
Energy revenues	$1,395,274	$1,259,738
Turnkey & other revenues	174,303	732,341
	1,569,577	1,992,079
Cost of sales
Fuel, maintenance and installation	763,653	1,120,868
Depreciation expense	226,006	189,021
	989,659	1,309,889
Gross profit	579,918	682,190

Operating expenses
General and administrative	375,197	365,054
Selling	111,132	315,850
Engineering	154,604	162,693
	640,933	843,597
Loss from operations	(61,015)	(161,407)

Other income (expense)
Interest and other income	11,779	21,009
Interest expense	(23,280)	(105,000)
	(11,501)	(83,991)

Loss before income taxes	(72,516)	(245,398)
Provision for state income taxes	(5,360)	(1,800)
Consolidated net loss	(77,876)	(247,198)

Less: Income attributable to the noncontrolling interest	(57,148)	(62,941)
Net loss attributable to American DG Energy Inc.	(135,024)	(310,139)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding -
basic and diluted	44,835,844	36,513,672

See Notes to Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Nine Months Ended September 30, 2010 and September 30, 2009
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Revenues
Energy revenues	$3,744,862	$3,703,719
Turnkey & other revenues	513,955	771,822
	4,258,817	4,475,541
Cost of sales
Fuel, maintenance and installation	2,649,554	2,873,494
Depreciation expense	641,249	575,064
	3,290,803	3,448,558
Gross profit	968,014	1,026,983

Operating expenses
General and administrative	1,062,556	1,071,639
Selling	496,079	681,440
Engineering	587,664	415,775
	2,146,299	2,168,854
Loss from operations	(1,178,285)	(1,141,871)

Other income (expense)
Interest and other income	39,947	64,725
Interest expense	(96,085)	(329,744)
	(56,138)	(265,019)

Loss before income taxes	(1,234,423)	(1,406,890)
Provision for state income taxes	(10,710)	(5,650)
Consolidated net loss	(1,245,133)	(1,412,540)

Less: Income attributable to the noncontrolling interest	(136,936)	(157,959)
Net loss attributable to American DG Energy Inc.	(1,382,069)	(1,570,499)

Net loss per share - basic and diluted	$(0.03)	$(0.04)

Weighted average shares outstanding -
basic and diluted	43,030,344	35,017,951

See Notes to Consolidated Financial Statements

AMERICAN DG ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine Months Ended September 30, 2010 and September 30, 2009
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,382,069)	$(1,570,499)
Income attributable to noncontrolling interest	136,936	157,959
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	667,436	585,267
Provision for losses on accounts receivable	42,650	242,537
Amortization of deferred financing costs	6,395	6,395
Stock-based compensation	139,203	218,320

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable and unbilled revenue	(199,636)	(652,178)
Due from related party	94,312	(14,489)
Inventory	(114,945)	(40,425)
Prepaid assets	13,540	(201)
Increase (decrease) in:
Accounts payable	(343,453)	193,332
Accrued expenses and other current liabilities	151,208	209,758
Due to related party	653,078	(35,321)
Net cash used in operating activities	(135,345)	(699,545)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,590,790)	(1,777,457)
Sale of short-term investments	561,847	94,465
Net cash used in investing activities	(4,028,943)	(1,682,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of restricted stock	-	1
Proceeds from issuance of warrants	-	45,500
Proceeds from exercise of warrants	350,000	-
Proceeds from sale of common stock, net of costs	999,952	5,715,423
Proceeds from sale of subsidiary common stock, net of costs	1,356,037	-
Proceeds from exercise of stock options	54,941	-
Proceeds from related party line of credit	2,400,000	-
Convertible debenture transaction costs	(21,556)	-
Principal payments on capital lease obligations	(2,524)	(2,524)
Distributions to noncontrolling interest	(200,573)	(237,821)
Net cash provided by financing activities	4,936,277	5,520,579

Net increase in cash and cash equivalents	771,989	3,138,042
Cash and cash equivalents, beginning of the period	3,149,222	1,683,498
Cash and cash equivalents, end of the period	$3,921,211	$4,821,540

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$12,880	$342,245
Income taxes	$24,518	$35,460

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$5,320,000	$550,000

See Notes to Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Financial Statements (Unaudited) for the period ending September 30, 2010

Note 1 – Summary of Significant Accounting Policies:

Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the company’s Annual report on Form 10-K for the year ended December 31, 2009, or the Annual report, filed with the SEC. The company’s operating results for the three and nine month period ended September 30, 2010, may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2010.

The accompanying consolidated financial statements include the accounts of the company, its wholly-owned subsidiary American DG Energy, its 51% joint venture, American DG New York, LLC, or ADGNY, and its majority owned subsidiary EuroSite Power Inc., or EuroSite Power.

The company’s owns 51% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the joint venture and underlying energy projects. The economic ownership is calculated by the amount invested by the company and the noncontrolling partner in each site. Each quarter the company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner, Mr. Westerhoff, each quarter. On the company’s balance sheet, noncontrolling interest represents the partner’s investment in the entity, plus its share of after tax profits less any cash distributions. As of September 30, 2010 the company owned a controlling 51% legal interest and a 67% economic interest in ADGNY.

In July 2010 the company invested $45,000 in exchange for 45 million shares of EuroSite Power, a newly established corporation. The investment gave the company a controlling financial interest in EuroSite Power, whose business focus is to introduce the On-Site Utility solution into the European market. Also in July 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares in EuroSite Power. During the quarter ending September, 30, 2010, EuroSite Power raised approximately $1,391,000 in a private placement by selling 1,391,000 shares of EuroSite Power common stock to accredited investors at $1.00 per share. As of September 30, 2010 the company owns an 87.6% interest in EuroSite Power and has consolidated EuroSite Power into its financial statements in accordance with GAAP.

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

The company has experienced total net losses since inception of approximately $13.6 million. For the foreseeable future, the company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the company continues to grow its business by adding more energy systems, the cash requirements will increase. The company believes that its cash and cash equivalents and its ability to control certain costs, including those related to general and administrative expenses, will enable the company to meet its anticipated cash expenditures through the end of 2010. Beyond January 1, 2011, the company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

AMERICAN DG ENERGY INC.

In 2010, the company raised approximately $2.8 million through various private placements of common stock, the issuance of warrants and exercise of stock options. If the company is unable to raise additional capital in 2011 it may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the company to modify planned deployment of new energy systems and may decide to suspend installations until the company is able to secure additional working capital. The company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the company is not currently engaged in such discussions.

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

Occasionally the company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the company sells each deliverable to other customers on a stand-alone basis, the company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The company had no such sales arrangements in fiscal year 2009 nor in the nine month period ending September 30, 2010.

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

AMERICAN DG ENERGY INC.

Short-Term Investments

Short-term investments consist of certificates of deposit with maturities of greater than three months but less than one year. Certificates of deposits are recorded at fair value.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. As of September 30, 2010, the company had a balance of $3,788,285 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

Accounts Receivable

The company maintains receivable balances primarily with customers located throughout New York and New Jersey. The company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Generally, such losses have been within management’s expectations. Bad debts are written off when identified.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items and consists primarily of finished units and service parts. As of September 30, 2010 and December 31, 2009, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

All of the company’s cogeneration unit purchases as of September 30, 2010 and December 31, 2009, were from one vendor (see “Note 6 - Related Party”). The company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the company’s units are installed and maintained by the noncontrolling interest partner in ADGNY or maintained by Tecogen. The company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statement of cash flows. When the rebates are a function of production of the distributed generation unit, they are recorded as income over the period of production and treated in the statement of cash flows as an operating activity. The rebates the company receives from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and not related to or subject to adjustment based on the future operating performance of the installed unit. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. The only rebates that the company has recognized historically on the income statement are related to the company’s participation in demand response programs and are recognized only upon the occurrence of curtailed events of the applicable units. The cumulative amount of rebates applied to the cost of construction was $428,751 and $99,274 for the nine months ended September 30, 2010 and 2009, respectively. The revenue recognized from demand response activity was $97,111 and $10,724 for the nine months ended September 30, 2010 and 2009, respectively.

AMERICAN DG ENERGY INC.

The company evaluates the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the company’s energy systems is lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. The company reviews the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. There have been no revisions to the useful lives of the company’s assets at September 30, 2010 and December 31, 2009, respectively, and the company has determined that its long-lived assets for those periods are recoverable.

Commitments and Contingencies

At September 30, 2010, the company’s commitments included a lease for a plotter with a remaining balance of $10,936 and a rental commitment. The source of funds to fulfill those commitments will be provided from either the company’s existing line of credit agreement or through debt or equity financings.

Stock Based Compensation

Stock based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statement of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the company’s historic volatility over a period deemed reflective of future volatility over the expected life of the option grant. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the company normally issues new shares.

Loss per Common Share

The company computes basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of its common stock for the period. For periods in which the company reports losses, all potentially dilutive common stock shares are excluded from the computation of dilutive loss per share since their inclusion would be antidilutive.

Other Comprehensive Net Loss

The comprehensive net loss at September 30, 2010 and December 31, 2009 does not differ from the reported loss.

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

Note 2 – Loss per Common Share:

The company computes basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, the company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of the common stock for the period. For the three and nine months ended September 30, 2010, the company excluded 2,675,000 anti-dilutive shares resulting from exercise of stock options, warrants and unvested restricted stock, and for the three and nine months ended September 30, 2009, the company excluded 11,304,627 anti-dilutive shares resulting from conversion of debentures, exercise of stock options, warrants and unvested restricted stock. All shares issuable for both periods were anti-dilutive because of the reported net loss.

	Three Months		Nine Months
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Earnings per share
Loss available to stockholders	$(135,024)	$(310,139)	$(1,382,069)	$(1,570,499)

Weighted average shares outstanding - Basic and diluted	44,835,844	36,513,672	43,030,344	35,017,951
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.03)	$(0.04)

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

Note 4 – Warrants:

During the nine months ended September 30, 2010, certain investors, including related parties George N. Hatsopoulos and John N. Hatsopoulos, exercised a total of 500,000 warrants with an expiration date of April 5, 2010, for gross proceeds to the company of $350,000. At September 30, 2010, the company had 50,000 warrants outstanding at an exercise price of $3.00 per share that expire on February 24, 2012, and 8,000 warrants outstanding at an exercise price of $2.98 per share that expire on May 30, 2013.

On July 12, 2010, the company entered into a subscription agreement with an accredited investor and sold 400,000 shares of common stock of American DG Energy at a per share price of $2.50, pursuant to the subscription agreement. The company also granted the investor a special purchase right, or warrant, regarding the company’s EuroSite Power subsidiary. The warrant grants the investor the non-assignable right but not the obligation, for a period of two years from July 12, 2010, to purchase 400,000 shares of the common equity of EuroSite Power at a per share purchase price of $1.00. The fair value of the warrants was de minimis. The sales of securities were exempt from registration under Regulation D under the Securities Act of 1933, as amended.

AMERICAN DG ENERGY INC.

Note 5 – Stock-Based Compensation:

Stock-based compensation expense for the nine month periods ending September 30, 2010 and September 30, 2009 was $139,203 and $218,320, respectively. At September 30, 2010, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $614,622. This amount will be recognized over the weighted average period of 5.25 years. During the nine months ended on September 30, 2010, the company issued 330,000 stock options to employees and directors with a vesting schedule of 25% per year and expiration in five years. At September 30, 2010, there were 1,259,500 vested and exercisable stock options outstanding. Stock option activity for the nine months ended September 30, 2010 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 31, 2009	2,308,000	$0.07-$2.95	$0.70	5.94 years	$5,203,740
Granted	330,000	$2.76-$3.45	2.96
Exercised	(166,250)	$0.07-$1.82	0.33
Canceled	(40,000)	$2.89	2.89
Expired	-	-	-
Outstanding, September 30, 2010	2,431,750	$0.07-$3.45	$0.99	5.36 years	$4,854,330
Exercisable, September 30, 2010	1,259,500		$0.52		$3,094,195
Vested or expected to vest, September 30, 2010	2,431,750		$0.99		$4,854,330

At September 30, 2010, there were 185,250 unvested shares of restricted stock outstanding. Restricted stock activity for the nine months ended September 30, 2010 was as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value

Unvested, December 31, 2009	440,125	$0.79
Granted	-	-
Vested	(206,875)	0.70
Forfeited	(48,000)	0.70
Unvested, September 30, 2010	185,250	$0.90

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

AMERICAN DG ENERGY INC.

On February 15, 2007, the company loaned the noncontrolling interest partner in ADGNY $20,000 by signing a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same noncontrolling partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms.  On October 11, 2007, the company extended to its noncontrolling interest partner a line of credit of $500,000. At December 31, 2008, $265,012 was outstanding and due to the company under the combination of the above agreements. Effective April 1, 2009 the company reached an agreement with the noncontrolling interest partner in ADGNY to purchase its interest in the Riverpoint location. As a result of this transaction, the company owns 100% of that location and the noncontrolling interest partners’ share of that location was applied to his outstanding debt to the company related to the above mentioned loan agreements and line of credit. Additionally, in 2009, ADGNY financed capital improvements at several projects, which per project agreements were the responsibility of the noncontrolling interest partner. This further reduced the noncontrolling interest partner’s interest in ADGNY. During the quarter ended September 30, 2009, the noncontrolling interest partner in ADGNY, a related party, purchased certain units and supporting equipment from the company for $370,400. That amount, as of December 31, 2009, was classified as “Due from related party” in the accompanying balance sheet. During the quarter ended March 31, 2010, the company reached an agreement with the noncontrolling interest partner in ADGNY to reduce his debt by a non-cash amount of $124,111 in return for a decrease in the noncontrolling interest partner’s economic position by 5%. On September 30, 2010, the company loaned an additional $135,000 to the same noncontrolling partner by signing an eighteen month note agreement earning interest at 12% per annum. At September 30, 2010, $151,977 was outstanding and due to the company under the combination of the above and is recorded under “Due from related party” in the accompanying balance sheet.

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

On December 17, 2009, the company entered into a revolving line of credit agreement, or the agreement, with John N. Hatsopoulos, the company’s Chief Executive Officer. Under the terms of the agreement, during the period extending to December 31, 2012, Mr. Hatsopoulos will lend to the company on a revolving line of credit basis a principal amount up to $5,000,000. All sums advanced pursuant to this agreement shall bear interest from the date each advance is made until paid in full at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest shall be due and payable quarterly in arrears and prepayment of principal, together with accrued interest, may be made at any time without penalty. Also, under the terms of the agreement, the credit line from Mr. Hatsopoulos will be used solely in connection with the development and installation of current and new energy systems such as cogeneration systems and chillers and not for general corporate purposes including operational expenses such as payroll, maintenance, travel, entertainment, or sales and marketing. As of September 30, 2010, the company had drawn $2,400,000 of the revolving line of credit recorded as “Due to related party” in the accompanying balance sheet.

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

AMERICAN DG ENERGY INC.

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

At September 30, 2010, the company had $117,074 in short-term investments that are comprised of certificates of deposits which are categorized as Level 2. The company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

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

Note 10 – Subsequent Events:

Subsequent to the quarter end, EuroSite Power entered into subscription agreements with various accredited investors and raised $325,000 by issuing 325,000 shares of EuroSite Power common stock at $1.00 per share, pursuant to a subscription agreement attached hereto as exhibit 10.1.

The company has evaluated subsequent events through the filing date of this Form 10-Q and determined that no additional subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

AMERICAN DG ENERGY INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements regarding our current and future cash requirements, our expectations regarding suppliers of cogeneration units, and statements regarding potential financing activities in the future. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the actual results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Quarterly Report.

The company distributes and operates on-site cogeneration systems that produce both electricity and heat. The company’s primary business is to own the equipment that it installs at customers’ facilities and to sell the energy produced by these systems to its customers on a long-term contractual basis. The company calls this business the American DG Energy “On-Site Utility”.

Third Quarter 2010 Compared to Third Quarter 2009

Revenues

Revenues in the third quarter of 2010 were $1,569,577 compared to $1,992,079 for the same period in 2009, a decrease of $422,502 or 21.2%. The decrease in revenues in the third quarter of 2010 was due to no turnkey installation projects during the period. Our On-Site Utility energy revenues in the third quarter of 2010 increased to $1,395,274 compared to $1,259,738 for the same period in 2009, an increase of 10.8%, due to increased energy production from the addition of new systems and existing chiller business and due to warmer temperatures during the third quarter that made our customers require more cooling. Our turnkey and other revenue in the third quarter of 2010 decreased to $174,303 compared to $732,341 for the same period in 2009. During the third quarter we did not have any turnkey installation revenue and the only revenue recorded was from demand response programs and some ancillary revenue related to a feasibility study. The revenue from our turnkey projects can vary substantially per period. While the company accepts turnkey installation projects, they are not considered our core business.

During the third quarter of 2010, the company operated 71 energy systems, at 41 locations in the Northeast, representing 4,950 kW of installed electricity plus thermal energy, compared to 59 energy systems at 33 locations, representing 4,000 kW of installed electricity plus thermal energy for the same period in 2009. During the quarter we installed a system at North Hill, an independent living community in Needham, Massachusetts. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the company provides its customers. The company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the third quarter of 2010 were $989,659 compared to $1,309,889 for the same period in 2009, a decrease of $320,230 or 24.4%. Included in the cost of sales was depreciation expense of $226,006 in the third quarter of 2010, compared to $189,021 for the same period in 2009 due to additional installations. The decrease in cost of sales was primarily associated with our turnkey installation projects that decreased in the third quarter of 2010 and the decrease in the cost of natural gas.

Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that decreased by 2.5% as a percentage of energy revenue in the third quarter of 2010, compared to the same period in 2009. Our cost of sales also includes the cost of maintenance of our systems which decreased by 2.5% as a percentage of energy revenue in the third quarter of 2010, compared to the same period in 2009.

During the third quarter of 2010, our gross margins were 36.9% compared to 34.2% for the same period in 2009, primarily due to increased revenue in chilled water or cooling and the lower price of natural gas. The price of natural gas, a key component in calculating our thermal or hot water revenue, was lower in the third quarter of 2010. Our On-Site Utility energy margins excluding depreciation were at 51.6% in the third quarter of 2010 compared to 46.6% for the same period in 2009.

AMERICAN DG ENERGY INC.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the third quarter of 2010 were $375,197 compared to $365,054 for the same period in 2009, an increase of $10,143 or 2.8%. Those expenses include non-cash compensation expense related to the issuance of restricted stock and option awards to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of print literature, media relations and event driven direct mail. Our selling expenses in the third quarter of 2010 were $111,132 compared to $315,850 for the same period in 2009, a decrease of $204,718 or 64.8%. The decrease in our selling expenses was primarily due to a reduction of bad debt expenses and a small reduction in payroll expenses.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the third quarter of 2010 were $154,604 compared to $162,693 for the same period in 2009, a decrease of $8,089. The decrease in our engineering expenses was primarily due to a small reduction in payroll expenses.

Loss from Operations

The loss from operations in the third quarter of 2010 was $61,015 compared to $161,407 for the same period in 2009. The decrease in the operating loss was due to higher profit margins, cost controls and the lower cost of natural gas, a significant part of our cost of sales. Our non-cash compensation expense related to the issuance of restricted stock and option awards to our employees was $37,425 in the third quarter of 2010, compared to $57,103 for the same period in 2009.

Other Income (Expense), Net

Our other income (expense), net, in the third quarter of 2010 was an expense of $11,501 compared to an expense of $83,991 for the same period in 2009. Other income (expense), net includes interest income, interest expense and other items. Interest and other income was $11,779 in the third quarter of 2010 compared to $21,009 for the same period in 2009. The decrease was primarily due to lower yields on our invested funds. Interest expense was $23,280 in the third quarter of 2010 compared to $105,000 for the same period in 2009, due to interest on our convertible debenture issued in 2006. The debenture was called and converted into common stock on February 26, 2010.

Provision for Income Taxes

Our provision for state income taxes in the third quarter of 2010 was $5,360 compared to $1,800 for the same period in 2009, due to the profitability of our joint venture ADGNY. No benefit to the company’s losses has been provided in either period.

Noncontrolling Interest

The noncontrolling interest share in the profits in ADGNY was $57,148 in the third quarter of 2010 compared to $62,941 for the same period in 2009. The decrease in noncontrolling income is due to the overall decrease in joint venture volume, profits and changes in ownership structure of underlying joint partners. See “Note 6 – Related Party.”

First Nine Months 2010 Compared to First Nine Months 2009

Revenues

Revenues in the first nine months of 2010 were $4,258,817 compared to $4,475,541 for the same period in 2009, a decrease of $216,724 or 4.8%. The decrease in revenues in the third quarter of 2010 was due to lower turnkey installation projects during the period. Our On-Site Utility energy revenues in the first nine months of 2010 increased to $3,744,862 compared to $3,703,719 for the same period in 2009, an increase of $41,143 or 1.1%. The increase was due to increased energy production from the addition of new systems and existing chiller business and due to warmer temperatures during the third quarter that made our customers require more cooling, offset by the lower price of natural gas that lowered our hot water revenues. Our turnkey and other revenue in the first nine months of 2010 decreased to $513,955 compared to $771,822 for the same period in 2009. The decrease in our turnkey and other revenue was due to lower turnkey installation projects during the period. During the third quarter we did not have any turnkey installation revenue and the only revenue recorded was from demand response programs and some ancillary revenue related to a feasibility study. The revenue from our turnkey projects can substantially vary per period. While the company accepts turnkey installation projects, they are not considered our core business.

AMERICAN DG ENERGY INC.

During the first nine months of 2010, the company operated 71 energy systems, at 41 locations in the Northeast, representing 4,950 kW of installed electricity plus thermal energy, compared to 59 energy systems at 33 locations, representing 4,000 kW of installed electricity plus thermal energy for the same period in 2009. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the company provides its customers. The company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first nine months of 2010 were $3,290,803 compared to $3,448,558 for the same period in 2009, a decrease of $157,755 or 4.6%. Included in the cost of sales was depreciation expense of $641,249 in the first nine months of 2010, compared to $575,064 for the same period in 2009.

Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that decreased by 4.2% as a percentage of energy revenue in the first nine months of 2010, compared to the same period in 2009. Our cost of sales also includes the cost of maintenance of our systems which increased by 0.1% as a percentage of energy revenue in the first nine months of 2010, compared to the same period in 2009.

During the first nine months of 2010, our gross margins were 22.7% compared to 22.9% for the same period in 2009. Our gross margins were positively affected by the price of natural gas, a key component in calculating our thermal or hot water revenue, which was lower in the first nine months of 2010, offset by higher depreciation expense due to the additional equipment installed. Our On-Site Utility energy margins excluding depreciation were at 38.6% in the first nine months of 2010 compared to 34.1% for the same period in 2009.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first nine months of 2010 were $1,062,556 compared to $1,071,639 for the same period in 2009, a decrease of $9,083 or 0.8%. Those expenses include non-cash compensation expense related to the issuance of restricted stock and option awards to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of print literature, media relations and event driven direct mail. Our selling expenses in the first nine months of 2010 were $496,079 compared to $681,440 for the same period in 2009, a decrease of $185,361 or 27.2%. The decrease in our selling expenses was primarily due to due to a reduction of bad debt expenses.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first nine months of 2010 were $587,664 compared to $415,775 for the same period in 2009, an increase of $171,889. The increase in our engineering expenses was primarily due to additional engineering consulting services for our sites and additional payroll expense.

Loss from Operations

The loss from operations in the first nine months of 2010 was $1,178,285 compared to $1,141,871 for the same period in 2009, an increase of $36,414 or 3.2%. The increase in the operating loss was due to increased operating expenses. Our non-cash compensation expense related to the issuance of restricted stock and option awards to our employees was $139,203 in the first nine months of 2010, compared to $218,320 for the same period in 2009.

Other Income (Expense), Net

Our other income (expense), net, in the first nine months of 2010 was an expense of $56,138 compared to an expense of $265,019 for the same period in 2009. Other income (expense), net includes interest income, interest expense and other items. Interest and other income was $39,947 in the first nine months of 2010 compared to $64,725 for the same period in 2009. The decrease was primarily due to lower yields on our invested funds. Interest expense was $96,085 in the first nine months of 2010 compared to $329,744 for the same period in 2009, due to interest on our convertible debenture issued in 2006. The debenture was called and converted into common stock on February 26, 2010.

AMERICAN DG ENERGY INC.

Provision for Income Taxes

Our provision for state income taxes in the first nine months of 2010 was $10,710 compared to $5,650 for the same period in 2009, due to the profitability of our joint venture ADGNY. No benefit to the company’s losses has been provided in either period.

Noncontrolling Interest

The noncontrolling interest share in the profits in ADGNY was $136,936 in the first nine months of 2010 compared to $157,959 for the same period in 2009. The decrease in noncontrolling income is due to the overall decrease in joint venture volume, profits and changes in ownership structure of underlying joint partners. See “Note 6 – Related Party.”

Liquidity and Capital Resources

Consolidated working capital at September 30, 2010 was $1,556,714, compared to $4,132,378 at December 31, 2009. Included in working capital were cash, cash equivalents and short-term investments of $4,038,285 at September 30, 2010, compared to $3,828,143 at December 31, 2009. The decrease in working capital was a result of cash used to fund operations for new energy projects.

Cash used by operating activities was $135,345 in the first nine months of 2010 compared to $699,545 for the same period in 2009. The company's short and long-term receivables balance, including unbilled revenue, increased to $822,305, in the first nine months of 2010 compared to $665,319 at December 31, 2009, using $156,986 of cash due to timing of collections. Amount due to the company from related parties, short and long-term, decreased to $151,977 in the first nine months of 2010 compared to $370,400 at December 31, 2009, providing $218,423 of cash due to reduction of debt by our noncontrolling interest partner. Our inventory increased to $494,248 in the first nine months of 2010 compared to 379,303 at December 31, 2009, using $114,945 of cash due to the purchase of new energy units for future installations. Our prepaid and other current assets decreased to $84,184 in the first nine months of 2010 compared to $104,119 at December 31, 2009, providing $19,935 of cash due to timing and amounts of prepaid insurance.

Accounts payable decreased to $397,021 in the first nine months of 2010, compared to $740,474 at December 31, 2009, using $343,453 of cash. The accounts payable amount of $740,474 at December 31, 2009, included $455,167 related to construction-in-process for five sites under construction representing 725 kW. That amount has been paid as of September 30, 2010. Our accrued expenses and other current liabilities including accrued interest expenses increased to $546,256 in the first nine months of 2010 compared to $453,536 at December 31, 2009, providing $92,720 of cash, primarily due to an increased accrual for year-end audits and commissions, offset by cash advanced from an investor related to our European study. The amount due to related party increased to $3,070,609 in the first nine months of 2010, compared to $17,531 at December 31, 2009, providing $3,053,078 of cash primarily due to $2,400,000 used from the related party revolving line of credit and to a lesser extent due to the timing of equipment purchases.

During the first nine months of 2010, the investing activities of the company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The company used $4,590,790 for purchases and installation of energy systems, net of rebates and incentives of $428,751. The company’s short-term investments provided $561,847 of cash as the company sold certificates of deposits and converted into cash. The company's financing activities provided $4,936,277 of cash in the first nine months of 2010 from the exercise of common stock warrants, the sale of common stock, sale of subsidiary common stock, exercise of stock options, use of the related party line of credit, offset by transaction costs for our convertible debentures, payments on capital lease obligations and distributions to noncontrolling interest.

At September 30, 2010, the company’s commitments included a lease for a plotter with a remaining balance of $10,936 and a rental commitment. The source of funds to fulfill those commitments will be provided from either the company’s existing line of credit agreement or through debt or equity financings.

On December 17, 2009, the company entered into a revolving line of credit agreement, or the agreement, with John N. Hatsopoulos, the company’s Chief Executive Officer. Under the terms of the agreement, during the period extending to December 31, 2012, Mr. Hatsopoulos will lend to the company on a revolving line of credit basis a principal amount up to $5,000,000. All sums advanced pursuant to this agreement shall bear interest from the date each advance is made until paid in full at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest shall be due and payable quarterly in arrears and prepayment of principal, together with accrued interest, may be made at any time without penalty. Also, under the terms of the agreement, the credit line from Mr. Hatsopoulos will be used solely in connection with the development and installation of current and new energy systems such as cogeneration systems and chillers and not for general corporate purposes including operational expenses such as payroll, maintenance, travel, entertainment, or sales and marketing. As of September 30, 2010, the company had drawn $2,400,000 of the revolving line of credit.

AMERICAN DG ENERGY INC.

On July 12, 2010, the company entered into a subscription agreement with an accredited investor and sold 400,000 shares of common stock of American DG Energy at a per share price of $2.50, pursuant to the subscription agreement. The company also granted the investor a special purchase right, or warrant, regarding the company’s EuroSite Power subsidiary. The warrant grants the investor the non-assignable right but not the obligation, for a period of two years from July 12, 2010, to purchase 400,000 shares of the common equity of EuroSite Power at a per share purchase price of $1.00.

The company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no cost. Therefore the company is capital intensive. The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the company continues to grow its business by adding more energy systems, the cash requirements will increase. The company believes that its cash and cash equivalents and its ability to control certain costs, including those related to general and administrative expenses, will enable the company to meet its anticipated cash expenditures through the end of 2010. Beyond January 1, 2011, the company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

The company’s cash and short-term investments are comprised of certificates of deposits and money market funds. The company's cash investments are conservative and are not exposed to any significant credit risk, nor do they entail any additional risks.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

AMERICAN DG ENERGY INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

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

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act. Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of September 30, 2010.

The company had 13 employees as of September 30, 2010. The company currently does not have personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the company grows and resources become available, the company plans to take the necessary steps in the future to remediate the weaknesses.

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

Item 6.  Exhibits

Exhibit
Number		Description of Exhibit

10.1*	–	Form of Common Stock Purchase Agreement for EuroSite Power Inc. dated July 2010

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2010.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)