Form 10-K/A
period 2009-12-31
AMERICAN DG ENERGY INC
filed 2010-11-19
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or our Annual Report, amends and restates our previously filed Annual Report, together with subsequent amendments. Other than certain changes in the first paragraph of Item 9A pursuant to a previous comment from the Securities Exchange Commission, or the SEC, and updated certifications and consents, this amendment does not contain any substantive changes from our previously filed Annual Report and is being filed as a convenience to our investors.

Unless otherwise specifically stated, all financial data and other information presented in this amendment is as of December 31, 2009 and has not been updated. Accordingly, this amendment should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by in Items 12, 13 and 14 of Part III of this Annual Report is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders held on May 27, 2010, which was filed with the SEC on April 30, 2010.

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

ii

AMERICAN DG ENERGY INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

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

The closing price of our common stock as reported on the NYSE Amex on March 30, 2010, was $2.95 per share.

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

None.

Item 9A(T). Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weakness in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the company grows and resources become available, the company plans to take the necessary steps in the future to remediate the weaknesses.

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

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the current members of our board of directors and our executive officers. The address for our directors and officers is c/o American DG Energy Inc., 45 First Avenue, Waltham, Massachusetts 02451.

Name	Age	Position(s)

George N. Hatsopoulos	83	Chairman of the Board
John N. Hatsopoulos	76	Chief Executive Officer and Director
Barry J. Sanders	49	President and Chief Operating Officer
Anthony S. Loumidis	45	Chief Financial Officer, Secretary and Treasurer
Earl R. Lewis	66	Director
Charles T. Maxwell	78	Director
Deanna M Petersen	48	Director

George N. Hatsopoulos, age 83, has been our Chairman of the Board since the organization of the company in July 2001. He is the founder and CEO of Pharos, LLC, an organization devoted to the creation of leading edge business ventures. He is the founder and chairman emeritus of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), and served as Chairman and CEO since its founding in 1956 until his retirement from those positions in 1999. Dr. Hatsopoulos has served on the board of the Federal Reserve Bank of Boston, including a term as chairman. He was a member of the Securities and Exchange Commission Advisory Committee on Capital Formation and Regulatory Process, the Advisory Committee of the U.S. Export-Import Bank, and the boards of various corporations and institutions. Dr. Hatsopoulos is a fellow of the American Academy of Arts and Sciences, the American Society of Mechanical Engineers and other scientific and technical organizations. He is the recipient of numerous honors and awards in engineering, science, industry and academics, has authored over 60 articles in professional journals, and is the principal author of textbooks on thermodynamics and thermionic energy conversion. Dr. Hatsopoulos has been a faculty member and senior lecturer at Massachusetts Institute of Technology, or MIT, and continues his association with the Institute as a Life Member of the Corporation. Dr. Hatsopoulos holds bachelors, masters and doctorate degrees from MIT – all in mechanical engineering.

Our board of directors has determined that Mr. Hatsopoulos’s prior experience as founder, chairman and CEO of Thermo Electron Corporation, where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, and his extensive knowledge of complex financial and operational issues qualify him to be a member of the board of directors in light of the company’s business and structure.

John N. Hatsopoulos, age 76, has been the Chief Executive Officer of the company since the organization of the company in July 2001. He is the Chief Executive Officer of Tecogen Inc., a manufacturer of natural gas, engine-driven commercial and industrial cooling and cogeneration systems. He is also a Partner and Managing Director of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. Mr. Hatsopoulos is a co-founder of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), and the retired President and Vice Chairman of the board of directors of that company. He is a member of the board of directors of Antigenics Inc. (NASDAQ: AGEN), American CareSource Holdings, Inc. (NASDAQ: ANCI), TEI Biosciences Inc., Ilios Inc., and is a former “Member of the Corporation” for Northeastern University. Mr. Hatsopoulos graduated from Athens College in Greece, and holds a bachelor’s degree in history and mathematics from Northeastern University as well as honorary doctorates in business administration from Boston College and Northeastern University.

Our board of directors has determined that Mr. Hatsopoulos’s prior experience as co-founder, president and CFO of Thermo Electron Corporation, where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, and his extensive knowledge of complex financial and operational issues qualify him to be a member of the board of directors in light of the company’s business and structure.

Barry J. Sanders has been our President and Chief Operating Officer since 2001. He is also the Chairman of the Board of Directors of Ilios Inc., a high-efficiency heating products company. From 1992 to 2001, Mr. Sanders served as Executive Vice President of Micrologic, Inc., an equipment asset management company where he directed the company’s business-to-business group. From 1990 to 1992, he was the Marketing Manager at Andover Controls Corp., a building automation systems company, and from 1988 to 1990 he was at Tecogen, an affiliate of the company, where he directed the successful introduction of that company’s distributed generation chiller products. Mr. Sanders has also managed research and development projects for the New York State Energy Research and Development Authority in Albany, New York, where he created the University-Industry Energy Research Program to accelerate commercialization of new technologies. Mr. Sanders holds a bachelor’s degree in chemical engineering from the University of Rochester and a master’s of business administration degree in marketing from Rensselaer Polytechnic Institute.

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

Earl R. Lewis, age 66, became a member of our Board in September 2005.  He is Chairman of the Board, Chief Executive Officer and President of FLIR Systems Inc. (NASDAQ: FLIR), a manufacturer of infrared cameras, night vision and thermal imaging systems. Previously, Mr. Lewis was CEO and President of Thermo Instrument Systems Inc., a publicly held subsidiary of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), from 1998 to 2000, and held various senior management positions within Thermo Electron Corporation since 1984. Mr. Lewis is a member of the board of directors of Harvard Bioscience Inc. (NASDAQ: HBIO), Nxstage Medical, Inc. (NASDAQ:NXTM), and a trustee of Dean College and New Hampton School. Mr. Lewis holds a Bachelor of Science degree from Clarkson University and has attended post-graduate programs at the University of Buffalo, Northeastern University and Harvard University.

Our board of directors has determined that Mr. Lewis’s prior experience in senior operating positions at Thermo Electron Corporation, where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters and his extensive experience as a director of public companies qualify him to be a member of the board of directors in light of the company’s business and structure.

Charles T. Maxwell, age 78, has been a member of our Board since 2001. He is a widely recognized expert in the energy sector, with over 40 years of experience with major oil companies and investment banking firms. He is currently Senior Energy Analyst with Weeden & Co. of Greenwich, Connecticut, where he develops strategic data and forecasts on oil, gas and power markets. Since the early 1980’s, he has been an active member of an Oxford-based organization comprised of the Organization of the Petroleum Exporting Countries (“OPEC”) and other industry executives from 30 countries who meet twice annually to analyze trends within the global energy industries and markets. He is a member of the board of directors of Chesapeake Energy Corp. (NYSE: CHK). Mr. Maxwell graduated cum laude in political sciences from Princeton University as a Jadwin Scholar and holds a B.A. from Oxford University as a Marshall Scholar in Middle East literature and history.

Our board of directors has determined that Mr. Maxwell’s prior experience in the energy sector and his extensive experience as a director of public companies qualifies him to be a member of the board of directors in light of the company’s business and structure.

Deanna M. Petersen, age 48, has been nominated to join our Board at the Annual Meeting of stockholders to be held on May 27, 2010. She is Vice President of Business Development for Shire Human Genetic Therapies (NASDAQ: SHPGY), where she initiates and manages partnering, licensing and merger and acquisition activities worldwide. Previously, Mrs. Petersen was Vice President of Business Development for Antigenics Inc. (NASDAQ: AGEN) and Coley Pharmaceutical Group, Inc. Mrs. Petersen is Co-Chair of the Business Development Committee for the Massachusetts Biotechnology Association and previously the Treasurer on the Board of Directors for the Healthcare Businesswomen’s Association, Boston Chapter. Ms. Petersen holds a Bachelor of Science in Biology from Iowa State University and a Master of Business Administration from The University of Iowa.

Our board of directors has determined that Mrs. Petersen’s prior experience in senior operating positions at various companies, where she demonstrated leadership capability and garnered extensive expertise involving complex financial matters qualify her to be a member of the board of directors in light of the company’s business and structure.

There are no family relationships among members of our Board, other than Dr. George N. Hatsopoulos and Mr. John N. Hatsopoulos, who are brothers. All members of our Board attended via conference call our 2009 Annual Meeting.

There are no family relationships among our executive officers. Each executive officer is elected or appointed by, and serves at the discretion of, our Board. The elected officers of the company will hold office until their successors are duly elected and qualified, or until their earlier resignation or removal.

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

Our Board’s Role in Risk Oversight

Our Board oversees our risk management processes directly and through its committees. Our management is responsible for risk management on a day-to-day basis. The role of our Board and its committees is to oversee the risk management activities of management. The Audit Committee assists the board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and, in accordance with NYSE Amex requirements, discusses policies with respect to risk assessment and risk management, including guidelines and policies to govern the process by which the company’s exposure to risk is handled. The Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The Nominating and Corporate Governance Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with board organization, membership and structure, succession planning for our directors, and corporate governance.

Meetings and Committees of the Board

The Board currently has three (3) committees: an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, or the Exchange Act, a Compensation Committee and a Nominating and Governance Committee. The following describes each committee, its current membership, the number of meetings held during fiscal 2009, and its function. All members of these committees are non-employee directors.

The Board held three (3) meetings during the fiscal year ended December 31, 2009. Each director attended the meetings of the Board during his term. The Board has determined that all of its directors, other than Mr. George N. Hatsopoulos and Mr. John N. Hatsopoulos, are “independent” for purposes of the rules and regulations of the Securities and Exchange Commission, or the SEC, and NYSE Amex listing standards.

The members of the Audit Committee are Mr. Lewis, Mr. Maxwell and Mr. Weinstein. The Audit Committee held four (4) meetings during the fiscal year ended December 31, 2009. The functions of the Audit Committee include reviewing and supervising the financial controls of the company, appointing, compensating and overseeing the work of the independent auditors, reviewing the books and accounts of the company, meeting with the officers of the company regarding the company's financial controls, acting upon recommendations of the independent auditors and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the company. The Board has determined that the members of the Audit Committee are “independent” under SEC and NASDAQ listing standards.  The Board has determined that Earl R. Lewis qualifies as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K. The charter of the Audit Committee is available on the company’s website at www.americandg.com

The members of the Compensation Committee are Mr. Maxwell and Mr. Weinstein. The Compensation Committee held one (1) meeting during the fiscal year ended December 31, 2009. The Compensation Committee's functions include reviewing with management cash and other compensation policies for employees, making recommendations to the Board regarding compensation matters and determining compensation for the Chief Executive Officer. The Board has adopted a written charter for the Compensation Committee, which is posted on our website at www.americandg.com. The Board has determined that the members of the Compensation Committee are “independent” for purposes of SEC and NASDAQ rules. Our Chief Executive Officer has been instrumental in the design and recommendation to the compensation committee of compensation plans and awards for our directors and executive officers including our President, Chief Operating Officer and Chief Financial Officer. All compensation decisions for the Chief Executive Officer and all other executive officers are reviewed and approved by the Compensation Committee, subject to ratification by the Board. The charter of the Compensation Committee is available on the company’s website at www.americandg.com

The members of the Nominating and Governance Committee are Mr. Lewis, Mr. Maxwell and Mr. Weinstein. The Nominating and Governance Committee did not hold a meeting during the fiscal year ended December 31, 2009. The Nominating and Governance Committee functions are to identify persons qualified to serve as members of the Board, to recommend to the Board persons to be nominated by the Board for election as directors at the annual meeting of stockholders and persons to be elected by the Board to fill any vacancies, and recommend to the Board the directors to be appointed to each of its committees. In addition, the Nominating and Governance Committee is responsible for developing and recommending to the Board a set of corporate governance guidelines applicable to the company (as well as reviewing and reassessing the adequacy of such guidelines as it deems appropriate from time to time) and overseeing the annual self-evaluation of the Board. The charter of the Nominating and Governance Committee is available on the company’s website at www.americandg.com

The company encourages all incumbent directors and nominees for election as director to attend the annual meeting of stockholders. The company, however, does not have a formal policy in place regarding Board members’ attendance at annual meetings of the stockholders of the company.

Stockholder Communications with the Board

A stockholder that desires to communicate directly with the Board or one or more of its members concerning the affairs of the company shall direct the communication in written correspondence by letter to American DG Energy Inc., attention Corporate Secretary, 45 First Avenue, Waltham, Massachusetts, 02451. If such communication is intended for some but not all of the members of the Board, the mailing envelope must contain a clear notation indicating that the enclosed letter is a “Shareholder-Board Communication”. The Corporate Secretary has been authorized to screen commercial solicitations and materials which pose security risks, are unrelated to the business or governance of the company, or are otherwise inappropriate. All such letters must identify the author as a shareholder and clearly state whether the intended recipients are all or individual members of the Board. The Corporate Secretary will make copies of all such letters and circulate them to the appropriate director or directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or its compensation committee. None of the current members of the compensation committee of our board of directors has ever been one of our employees.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the outstanding equity awards held by each named executive officer as of December 31, 2009. Our named executive officers did not exercise any options during the fiscal year ended December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option awards				Stock awards
	Number of	Number of
	securities	securities			Number of	Market value
	underlying	underlying			shares	of shares
	unexercised	unexercised	Option	Option	of stock	of stock
	options (#)	options (#)	exercise	expiration	that have	that have
Name	exercisable	unexercisable	price ($)	date	not vested (#)	not vested ($)(1)

John N. Hatsopoulos	-	-	-	-	-	-
Barry J. Sanders (2)(3)	320,000	-	0.07	12/10/2011	117,500	346,625
Barry J. Sanders (4)	50,000	-	0.70	3/14/2015	-	-
Barry J. Sanders (5)	216,000	504,000	0.90	12/18/2017	-	-
Anthony S. Loumidis (6)(7)	20,000	-	0.70	2/24/2014	27,500	81,125
Anthony S. Loumidis (8)	100,000	-	0.70	9/29/2015	-	-
Anthony S. Loumidis (9)	75,000	175,000	0.90	12/18/2017	-	-

(1)	Market value of shares of stock that have not vested is computed on the closing market price of the company’s common stock at December 31, 2009, which was $2.95 per share.
(2)
Includes stock option award granted on December 10, 2001, with 25% of the shares vesting on December 10, 2002 and then an additional 25% of the shares on each of the subsequent four anniversaries thereafter, subject to Mr. Sander’s continued employment and subject to acceleration of vesting upon a change in control.

(3)
Includes: (a) restricted stock to purchase 5,000 shares of common stock at a purchase price of $.001 per share granted on June 7, 2006, with 25% of the shares vesting on July 1, 2007 and then 25% of the shares on each subsequent anniversary of January 2, 2007, subject to acceleration of vesting upon a change in control prior to a termination event, (b) restricted stock to purchase 12,500 shares of common stock at a purchase price of $.001 per share granted on June 7, 2006, with 25% of the shares vesting on July 1, 2007 and then 25% of the shares on each subsequent anniversary of January 2, 2007, subject to acceleration of vesting upon a change in control prior to a termination event, and (c) restricted stock to purchase 100,000 shares of common stock at a purchase price of $.001 per share granted on February 20, 2007, with 50,000 of the shares vesting on January 2, 2008 and 50,000 shares vesting on each subsequent anniversary thereafter, subject to acceleration of vesting upon a change in control prior to a termination event.

(4)
Includes stock option award granted on March 14, 2005, with 25% of the shares vesting on March 14, 2006 and then an additional 25% of the shares on each of the subsequent four anniversaries thereafter, subject to Mr. Sander’s continued employment and subject to acceleration of vesting upon a change in control.

(5)
Includes stock option award granted on December 18, 2007, with 10% of the shares vesting on December 31, 2007 and then an additional 10% of the shares on each of the subsequent nine anniversaries thereafter, subject to Mr. Sander’s continued employment and subject to acceleration of vesting upon a change in control.

(6)
Includes stock option award granted on February 24, 2004, with 25% of the shares vesting on February 24, 2005 and then an additional 25% of the shares on each of the subsequent four anniversaries thereafter, subject to Mr. Loumidis continued employment and subject to acceleration of vesting upon a change in control.

(7)
Includes: (a) restricted stock to purchase 7,500 shares of common stock at a purchase price of $.001 per share granted on June 7, 2006, with 25% of the shares vesting on July 1, 2007 and then 25% of the shares on each subsequent anniversary of January 2, 2007, subject to acceleration of vesting upon a change in control prior to a termination event, and (b) restricted stock to purchase 20,000 shares of common stock at a purchase price of $.001 per share granted on February 20, 2007, with 10,000 of the shares vesting on January 2, 2008 and 10,000 shares vesting on each subsequent anniversary thereafter, subject to acceleration of vesting upon a change in control prior to a termination event.

(8)
Includes stock option award granted on September 29, 2005, with 25% of the shares vesting on September 29, 2006 and then an additional 25% of the shares on each of the subsequent four anniversaries thereafter, subject to Mr. Loumidis continued employment and subject to acceleration of vesting upon a change in control.

(9)
Includes stock option award granted on December 18, 2007, with 10% of the shares vesting on December 31, 2007 and then an additional 10% of the shares on each of the subsequent nine anniversaries thereafter, subject to Mr. Loumidis continued employment and subject to acceleration of vesting upon a change in control.

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

The stock and option awards that would vest for each named executive if a change-in control were to occur are disclosed under our Outstanding Equity Awards at Fiscal Year-End Table. Specifically, as of December 31, 2009, Barry J. Sanders had 504,000 stock options and 117,500 shares of restricted stock that had not vested and Anthony S. Loumidis had 175,000 stock options and 27,500 shares of restricted stock that had not vested.

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

Director Compensation

Each director who is not also one of our employees will receive a fee of $500 per day for service on our Board, or a fee of $500 per day for serving on each of the Audit, Compensation, or Nominating and Governance Committees. Non-employee directors also will be eligible to receive stock or options awards under our equity incentive plan.

We reimburse all of our non-employee directors for reasonable travel and other expenses incurred in attending Board and committee meetings. Any director who is also one of our employees receives no additional compensation for serving as a director.

The following table sets forth information with respect to director compensation for the fiscal year ended December 31, 2009.

DIRECTOR COMPENSATION TABLE

	Fees earned or	Stock	All other
Name	paid in cash ($)	awards ($)	compensation ($)	Total ($)

George N. Hatsopoulos	-	-	-	-
John N. Hatsopoulos	-	-	-	-
Earl R. Lewis	3,500	-	-	3,500
Charles T. Maxwell	3,000	-	-	3,000
Alan D. Weinstein	2,500	-	-	2,500

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes the outstanding equity awards held by each director as of December 31, 2009.

	Option awards				Stock awards
	Number of	Number of
	securities	securities			Number of	Market value
	underlying	underlying			shares	of shares
	unexercised	unexercised	Option	Option	of stock	of stock
	options (#)	options (#)	exercise	expiration	that have	that have
Name	exercisable	unexercisable	price ($)	date	not vested (#)	not vested ($)(1)

Earl R. Lewis (2)(3)	100,000	-	0.70	12/22/2015	50,000	147,500
Charles T. Maxwell (4)(5)	100,000	-	0.07	12/10/2011	50,000	147,500
Alan D. Weinstein (6)(7)	100,000	-	0.07	12/10/2011	50,000	147,500

(1)	Market value of shares of stock that have not vested is computed on the closing market price of the company’s common stock at December 31, 2009, which was $2.95 per share.
(2)
Includes stock option award granted on December 22, 2005, with 25% of the shares vesting on December 22, 2006 and then an additional 25% of the shares on each of the subsequent four anniversaries thereafter, provided that Mr. Lewis serves as a director or consultant to the company.

(3)
Includes restricted stock to purchase 50,000 shares of common stock at a purchase price of $.001 per share granted on February 20, 2007, with 25% of the shares vesting on January 2, 2008, and then 25% of the shares on each subsequent anniversary thereafter.

(4)
Includes stock option award granted on December 10, 2001, with 25% of the shares vesting on December 10, 2002 and then an additional 25% of the shares on each of the subsequent four anniversaries thereafter, provided that Mr. Maxwell serves as a director or consultant to the company.

(5)
Includes restricted stock to purchase 50,000 shares of common stock at a purchase price of $.001 per share granted on February 20, 2007, with 25% of the shares vesting on January 2, 2008, and then 25% of the shares on each subsequent anniversary thereafter.

(6)
Includes stock option award granted on December 10, 2001, with 25% of the shares vesting on December 10, 2002 and then an additional 25% of the shares on each of the subsequent four anniversaries thereafter, provided that Mr. Weinstein serves as a director or consultant to the company.

(7)
Includes restricted stock to purchase 50,000 shares of common stock at a purchase price of $.001 per share granted on February 20, 2007, with 25% of the shares vesting on January 2, 2008, and then 25% of the shares on each subsequent anniversary thereafter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the officers and directors of the company, and persons who own 10% or more of any class of equity interests in the company, to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales and other changes using the SEC’s Form 4, which must be filed within two days of most transactions.  Officers, directors and shareholders owning more than 10% of any class of equity interests in the company are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). Based solely on our review of the copies of these reports furnished to us or written representations that no such reports were required, we believe that, during 2008, all filing requirements under 16(a) of the Exchange Act applicable to our executive officers, directors and greater that 10% shareholders were timely met. Alan D. Weinstein, one of the directors of the company, filed a late Form 4 in calendar year 2009.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2009, regarding common stock that may be issued under the company’s equity compensation plans. Information is included for both equity compensation plans approved by the company’s stockholders and not approved by the company’s stockholders (which date back to before the company became a reporting company under the Exchange Act).

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	second column)

Equity compensation plans
approved by security holders	2,308,000	$0.70	1,051,250

Equity compensation plans
not approved by security holders	-	$-	-
Total	2,308,000	$0.70	1,051,250

In December 2009, our management conducted an assessment of the risks associated with our compensation policies and practices. This process included a review of our compensation programs, a discussion of the types of practices that could be reasonably likely to create material risks, and an analysis of the potential effects on the company on related risks as a whole.

Although we reviewed all of our compensation programs, we paid particular attention to programs involving incentive-based payouts and programs that involve our executive officers. During the course of our assessment, we consulted with the Compensation Committee of our Board of Directors.

We believe that our compensation programs are designed to create appropriate incentives without encouraging excessive risk taking by our employees. In this regard, our compensation structure contains various features intended to mitigate risk. For example:

•	None of our executive officers receives any performance-based compensation or incentive payments.

•
A portion of the compensation package for our sales-based employees consists of commissions for units sold and installed, which package is designed to link an appropriate portion of compensation to long-term performance, while providing a balanced compensation model overall.

•
The Compensation Committee oversees our compensation policies and practices and is responsible for reviewing and approving executive compensation, annual incentive compensation plans applicable to sales employees and other compensation plans.

Our Compensation Committee, in its evaluation, determined that the company does not employ any compensation plans or practices that create incentives for employees to deliver short-term profits at the expense of generating systematic risks for the company. Based on this and the assessment described above, we have concluded that the risks associated with our compensation policies and practices are not reasonably likely to have a material adverse effect on the company.  In December 2009, we reviewed the assessment process and our conclusions with the Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which was filed with the SEC on April 30, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement, which was filed with the SEC on April 30, 2010.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement, which was filed with the SEC on April 30, 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Index To Financial Statements and Financial Statements Schedules:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)	Exhibits

Exhibit
Number	Description

3.1
Certificate of Incorporation, as amended and restated December 9, 2009 (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

3.2	By-laws, as amended and restated August 31, 2009 (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

10.1
American Distributed Generation Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

10.2	2005 Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement for the 2008 Annual Meeting of shareholders originally filed with the SEC on April 29, 2008).

10.3
Facilities, Support Services and Business Agreement with Tecogen Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 22, 2006. Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and have been filed separately, on a confidential basis, with the SEC).

10.4
Amendment to Facilities, Support Services and Business Agreement with Tecogen Inc. dated April 1, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q, filed with the SEC on May 14, 2008, for the quarter ended March 31, 2008).

10.5
Amendment No. 2 to Facilities, Support Services and Business Agreement with Tecogen Inc. dated May 15, 2008 (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K, originally filed, filed with the SEC on March 20, 2009).

10.6
Amendment No. 3 to Facilities, Support Services and Business Agreement with Tecogen Inc. dated January 2, 2009 (incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-K, originally filed, filed with the SEC on March 20, 2009).

10.7	Operating Agreement of American DG New York LLC (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 22, 2006).

10.8	Form of Energy Purchase Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

10.9
Form of Subscription Agreement for private placement of common stock for American Distributed Generation Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s Amendment No. 1 to Form S-3, originally filed with the SEC on January 13, 2010).

10.10
Restricted Stock Purchase Agreement with Charles T. Maxwell dated February 20, 2007 (incorporated by reference to Exhibit 10.13 to the registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

10.11	Form of 8% Senior Convertible Debenture Due 2011 (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

10.12
Form of Subscription Agreement for private placement of common stock, February 2007 (incorporated by reference to Exhibit 10.15 to the registrant’s Amendment No. 1 to Form S-3, originally filed with the SEC on January 13, 2010).

10.13
Form of Warrant to purchase shares of common stock, dated February 24, 2009, entered into between the company and Daniel Barnett (incorporated by reference to Exhibit 4.1 to the registrant’s current Form 8-K, originally filed with the SEC on February 26, 2009).

10.14
Form of Subscription Agreement for private placement of common stock, April 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s current Form 8-K, originally filed with the SEC on April 27, 2009).

10.15
Form of Subscription Agreement for private placement of common stock, July 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s current Form 8-K, originally filed with the SEC on July 27, 2009).

10.16
Form of Subscription Agreement for private placement of common stock, October 2009 (incorporated by reference to Exhibit 10.19 to the registrant’s Amendment No. 1 to Form S-3, originally filed with the SEC on January 13, 2010).

10.17	Warrant Agreement with Hayden IR dated October 1, 2009 (incorporated by reference to Exhibit 10.20 to the registrant’s Amendment No. 1 to Form S-3, originally filed with the SEC on January 13, 2010).

10.18	Revolving Line of Credit Agreement with John N. Hatsopoulos (incorporated by reference to Exhibit 10.1 to the registrant’s current Form 8-K, originally filed with the SEC on December 17, 2009).

10.19
Amendment No. 4 to Facilities, Support Services and Business Agreement with Tecogen Inc. dated January 2, 2010 (incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 31, 2010).

10.20	Letter to John N. Hatsopoulos dated February 22, 2010 (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 31, 2010).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

16.1	Letter on change in certifying accountant (incorporated by reference to Exhibit 16.1 to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

23.1#	Consent of Caturano and Company, INC.

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1	Audit Committee Charter, as amended October 13, 2009 (incorporated by reference to Exhibit 10.1 to registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 10.2 to registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

99.3	Nominating and Governance Committee Charter dated August 31, 2009 (incorporated by reference to Exhibit 10.3 to registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

99.4	Slide show presentation (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K, originally filed with the SEC on December 9, 2009).

#	Filed herewith.
*	Furnished herewith.

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

Signature	Title	Date

/s/ George N. Hatsopoulos	Chairman of the Board	November 19, 2010
George N. Hatsopoulos

/s/ John N. Hatsopoulos	Chief Executive Officer (Principal Executive Officer)	November 19, 2010
John N. Hatsopoulos	& Director

/s/ Anthony S. Loumidis	Chief Financial Officer (Principal Financial	November 19, 2010
Anthony S. Loumidis	and Accounting Officer)

/s/ Earl R. Lewis	Director	November 19, 2010
Earl R. Lewis

/s/ Charles T. Maxwell	Director	November 19, 2010
Charles T. Maxwell

/s/ Deanna M. Petersen	Director	November 19, 2010
Deanna M. Petersen

/s/ Francis A. Mlynarczyk	Director	November 19, 2010
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