Form 10-K
period 2010-12-31
AMERICAN DG ENERGY INC
filed 2011-03-31
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the voting shares of the registrant held by non-affiliates was approximately $70,088,030 based on a closing price per share of $3.11 on the NYSE Amex. For purposes of this calculation, an aggregate of 22,209,685 shares of common stock held directly or by affiliates of the directors and officers of the registrant have been included in the number of shares held by affiliates.

As of March 31, 2011 the registrant’s shares of common stock outstanding were: 45,598,029.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders scheduled to be held on May 26, 2011.

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

AMERICAN DG ENERGY INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

The company was incorporated as a Delaware corporation on July 24, 2001 to install, own, operate and maintain complete DG systems, or energy systems, and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. As of December 31, 2010, we had installed energy systems, representing approximately 5,250 kilowatts, or kW, 44.0 million British thermal units, or MMBtu’s, of heat and hot water and 2,820 tons of cooling. kW is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated. Due to the high efficiency CHP systems, the Environmental Protection Agency, or EPA, has recognized them as a means to improve the environment. We have estimated that our currently installed energy systems running at 100% capacity have the potential to produce approximately 28,200 metric tons of carbon equivalents, less than typical separate heat and power systems, resulting in emissions reductions equivalent to planting 5,780 acres of forest or removing the emissions of 4,640 automobiles.

We believe that our primary near-term opportunity for DG energy and equipment sales is where commercial electricity rates exceed $0.12 per kW hour, or kWh, which is predominantly in the Northeast and California. Attractive DG economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies and other light industrial facilities. Two CHP market analysis reports sponsored by the Energy Information Administration, or EIA, in 2000 detailed the prospective CHP market in the commercial and institutional sectors1 and in the industrial sectors2. These data sets were used to estimate the CHP market potential in the 100 kW to 1 MW size range for the hospitality, healthcare, institutional, recreational and light industrial facilities in California, Connecticut, Massachusetts, New Hampshire, New Jersey and New York, which are the states where commercial electricity rates exceed $0.12 per kWh. Based on those rates, those states define our market and comprise over 163,000 sites totaling 12.2 million kW of prospective DG capacity. This is the equivalent of an $11.7 billion annual electricity market plus a $7.3 billion heat and hot water energy market, for a combined market potential of $19 billion. The data used to calculate the company’s market potential are derived from the reports cited above; however the calculation of the total market potential is estimated by the company.

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

In July 2010, the company established EuroSite Power Inc., or EuroSite Power, a subsidiary formed to introduce the company’s On-Site Utility solution into the European market. As of December 31, 2010 the company owns an 86.1% interest in EuroSite Power and has consolidated EuroSite Power into its financial statements in accordance with Generally Accepted Accounting Principles, or GAAP.

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

The DG Market Opportunity

We believe that our primary near-term opportunity for DG energy and equipment sales is where commercial electricity rates exceed $0.12 per kW hour, or kWh, which is predominantly in the Northeast and California. Attractive DG economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies and other light industrial facilities. Two CHP market analysis reports sponsored by the Energy Information Administration, or EIA, in 2000 detailed the prospective CHP market in the commercial and institutional sectors4 and in the industrial sectors5. These data sets were used to estimate the CHP market potential in the 100 kW to 1 MW size range for the hospitality, healthcare, institutional, recreational and light industrial facilities in California, Connecticut, Massachusetts, New Hampshire, New Jersey and New York, which are the states where commercial electricity rates exceed $0.12 per kWh. Based on those rates, those states define our market and comprise over 163,000 sites totaling 12.2 million kW of prospective DG capacity. This is the equivalent of an $11.7 billion annual electricity market plus a $7.3 billion heat and hot water energy market, for a combined market potential of $19 billion. The data used to calculate the company’s market potential are derived from the aforementioned reports; however the calculation of the total market potential is estimated by the company.

Business Model

We are a DG onsite energy company that sells energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers. We install our systems at no cost to our customers and retain ownership of the system. Because our systems operate at over 80% efficiency (versus less than 33% for the existing power grid), we are able to sell the energy produced by these systems to our customers at prices below their existing cost of electricity (or air conditioning), heat and hot water. Our cogeneration systems consist of natural gas-powered internal combustion engines that drive an electrical generator to produce electricity and that capture the engine heat to produce space heating and hot water. Our energy systems also can be configured to drive a compressor that produces air conditioning and that also captures the engine heat. As of December 31, 2010, we had 76 energy systems operational.

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

In regions where high electricity rates prevail, such as the Northeast, monthly payments for CHP energy services can yield attractive paybacks (e.g. often 3-5 years) on our investments in On-Site Utility projects. The price of natural gas has a minor effect on the financial returns obtained from our energy service contracts because the value of hot water and other thermal services produced from the recovered heat generated by the internal combustion engine in our on-site DG system will increase in proportion to higher fuel costs. This recovered energy, which comprises up to 60% of the total heating value of fuel supplied to our CHP equipment, displaces fuel that would otherwise be burned in conventional boilers. Each of our customer sites becomes a profit center. The example below presents the energy supplied by two 75 kW cogeneration units and the economics of a typical energy service contract where we supply 80% of the site’s heat and hot water and 45% of the site’s electricity. Our customers range from hotels to nursing homes and apartment buildings and they usually require two energy systems or more. The savings calculations in the example are based on many variables, such as the customer’s base electricity charge per kWh, the kW used at the site, the operating time of the equipment, the customer’s base gas price per 1 million BTU, or British Thermal Units, the net heat recovery of our equipment, the efficiency of the customer’s boiler, the electric demand savings rate and the discount to the customer, which may range from 0% to 10%. The economics of a typical energy service contact assume the customer’s base electric rate per kWh at $0.14 and the customer’s gas price per 1 million BTU at $12.00. The example also reflects a 2% of expected annual increase in energy costs that should occur over a 15-year period:

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

Material Contracts

In January 2006, the company entered into the 2006 Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement. The company also shares personnel support services with Tecogen. The company is allocated its share of the cost of the personnel support services based upon the amount of time spent by such support personnel while working on the company’s behalf. To the extent Tecogen is able to do so under its current plans and policies, Tecogen includes the company and its employees in several of its insurance and benefit programs. The costs of these programs are charged to the company on an actual cost basis. Under this agreement, the company receives pricing based on a volume discount if it purchases cogeneration and chiller products from Tecogen. For certain sites, the company hires Tecogen to service its Tecogen chiller and cogeneration products. Under the current Agreement, as amended, Tecogen provides the company with office space and utilities at a monthly rate of $5,793.

We have sales representation rights to Tecogen’s products and services. In New England, we have exclusive sales representation rights to their cogeneration products. We have granted Tecogen sales representation rights to our On-Site Utility energy service in California.

In October 2009, the company signed a five-year exclusive distribution agreement with Ilios Dynamics, a subsidiary of Tecogen. Under terms of the agreement, the company has exclusive rights to incorporate Ilios Dynamics’ ultra high-efficiency heating products in its energy systems throughout the European Union and New England. The company also has non-exclusive rights to distribute Ilios Dynamics’ product in the remaining parts of the United States and the world in cases where the company retains ownership of the equipment for its On-Site Utility business.

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

Employees

As of December 31, 2010, we employed 14 active full-time employees. We believe that our relationship with our employees is satisfactory. None of our employees are represented by a collective bargaining agreement.

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

We have incurred losses in each of our fiscal years since inception. Losses continued to be incurred in 2010. There is no assurance that profitability will be achieved in the near term, if at all.

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

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions could adversely impact our business in 2011 and beyond.

The current economic conditions could adversely impact our business in 2011 and beyond, resulting in reduced demand for our products, increased rate of order cancellations or delays, increased risk of excess and obsolete inventories, increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable.

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

Item 4.  [Removed and Reserved].

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded on the NYSE Amex under the symbol ADGE. Prior to October 19, 2009, our stock was traded on the OTC Bulletin Board. The following table sets forth the high and low sale prices of the company’s common stock for 2010 and 2009, as reported by the applicable exchange or reporting system.

	2010		2009
	High	Low	High	Low
First Quarter	$3.18	$2.65	$2.20	$1.50
Second Quarter	4.01	2.86	3.25	2.45
Third Quarter	3.46	2.47	3.08	2.70
Fourth Quarter	3.37	2.70	3.55	2.52

The closing price of our common stock as reported on the NYSE Amex on December 31, 2010 and 2009 was $2.77 and $2.95, respectively.

Holders

As of February 22, 2011, there were approximately 788 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

On February 9, 2010, the company issued a Notice of Redemption to all holders of its outstanding 8% Convertible Debentures to announce redemption as of February 26, 2010, of all of its outstanding convertible debentures that had not been converted into common stock. The aggregate principal amount of convertible debentures outstanding on February 26, 2010 was $5,320,000 and accrued interest was $66,204. All holders of the convertible debentures elected to convert their principal amount outstanding into shares of common stock at a conversion price of $0.84. In connection with this transaction, the company issued to the holders of the convertible debentures an aggregate of 6,402,962 shares of common stock and paid $7,716 of accrued interest in cash. The closing price of the company’s common stock on the NYSE Amex on February 8, 2010 was $2.82. The investors were accredited investors, and such transaction was exempt from registration under the Securities Act under Section 4(2).

In March 2010, certain investors including George N. Hatsopoulos and John N. Hatsopoulos exercised 500,000 warrants with an expiration date of April 5, 2010, for gross proceeds to the company of $350,000. The investors were accredited investors, and such transaction was exempt from registration under the Securities Act under Section 4(2).

In July 2010 the company invested $45,000 in exchange for 45 million shares and got controlling interest in EuroSite Power, a newly established corporation. Also in July 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares in EuroSite Power. During the period from July to December 31, 2010, EuroSite Power raised an additional $2,261,000 in a private placement by selling 2,261,000 shares of EuroSite Power common stock to accredited investors at a price of $1.00 per share. The investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(2).

On July 12, 2010, the company raised $1,000,000 in a private placement of 400,000 shares of common stock at a price of $2.50 per share. The company also granted the investor a special purchase right, or warrant, regarding the company’s EuroSite Power subsidiary. The warrant grants the investor the non-assignable right but not the obligation, for a period of two years from July 12, 2010, to purchase 400,000 shares of the common equity of EuroSite Power at a per share purchase price of $1.00. The investor was an accredited investor, and such transaction was exempt from registration under the Securities Act under Section 4(2).

On January 15, 2011, the company signed an investor relations consulting agreement with AIM Capital Corporation d/b/a Barry Kaplan Associates, or AIM Capital, for a period of twelve months. In connection with that agreement the company granted AIM Capital a warrant to purchase 30,000 shares of the company’s common stock at an exercise price per share of $2.69, with a four year vesting period and an expiration date of January 15, 2016. The company received no other consideration from the issuance of the warrants.

No underwriters were involved in the foregoing sales of securities. All purchasers of shares of our convertible debentures and warrants described above represented to us in connection with their purchase that they were accredited investors and made customary investment representations. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Stock Options

In 2010, the company granted nonqualified options to purchase 290,000 shares of the common stock to seven employees and two directors at prices ranging between $2.76 and $3.45 per share. Those options have a vesting schedule of four years and expire in five years. The fair value of all options issued in 2010 was $359,408, with a weighted average grant date fair value of $1.24 per option. The grant of such options was exempt from registration under Rule 701 under the Securities Act.

Item 6. Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Item 1A. Risk Factors” beginning on page 9 of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

During the last two fiscal years there has been a slowdown in the economy, a decline in the availability of financing from the capital markets, and a widening of credit spreads which has, or may in the future, adversely affect us to varying degrees. Such conditions may impact our ability to meet obligations to our suppliers and other third parties. These market conditions could also adversely affect the amount of revenue we report, require us to increase our allowances for losses, result in impairment charges and valuation allowances that decrease our equity, increase our loss and reduce our cash flows from operations. In addition, these conditions or events could impair our credit rating and our ability to raise additional capital.

Overview

We derive sales from selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are owned by us and are installed in our customers’ buildings. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customers’ local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month. Our revenues commence as new energy systems become operational. As of December 31, 2010, we had 76 energy systems operational. As a by-product of our energy business, in some cases the customer may choose to have us construct the system for them rather than have it owned by American DG Energy.

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

We have experienced total net losses since inception of approximately $14.1 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2010 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2010 and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through March 31, 2012. Beyond March 31, 2012, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

In 2010, we raised $4,965,775 through various private placements and registered direct offerings of common stock, the issuance of warrants and exercise of stock options. If we are unable to raise additional capital in 2012 we may need to terminate certain of our employees and adjust our current business plan. Financial considerations may cause us to modify planned deployment of new energy systems and we may decide to suspend installations until we are able to secure additional working capital. We will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business; however, we are not currently engaged in such discussions.

The company’s operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, updated existing guidance to improve financial reporting by enterprises involved with variable interest entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. This guidance became effective for the company beginning in January 2010. The adoption of this guidance did not have a material effect on the company’s consolidated financial statements.

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the company. This guidance became effective for us January 1, 2011 and is not expected to have a material effect on the company’s consolidated financial position or results of operations.

In January 2010, FASB issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to the disclosure of transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment was effective as of January 1, 2010, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the effective provisions of this amendment did not have a material impact on the company’s consolidated financial position or results of operations. The adoption of the remaining provisions is not expected to have a material impact on the company’s consolidated financial position or results of operations.

In March 2010, FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial position or results of operations.

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

The company evaluates the applicability of the FASB guidance on variable interest entities to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards. The company has contractual interests in Tecogen and determined that Tecogen was a Variable Interest Entity, as defined by the applicable guidance; however, the company was not considered the primary beneficiary and does not have any exposure to loss as a result of its involvement with Tecogen. Therefore, Tecogen was not consolidated in our consolidated financial statements through December 31, 2010. See “Note 8 - Related parties” for further discussion.

The company has a variable interest in Tecogen through its contractual interests in that entity; however, the company is not the primary beneficiary and does not have any exposure to loss as a result of its involvement with Tecogen. See “Note 8 - Related parties” footnote to the company’s consolidated financial statement for discussion of the company’s involvement with Tecogen.

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

In January 2006, the company entered into the 2006 Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the current amendment to the Agreement, Tecogen provides the company with office space and utilities at a monthly rate of $5,793.

The company has sales representation rights to Tecogen’s products and services. In New England, the company has exclusive sales representation rights to Tecogen’s cogeneration products. The company has granted Tecogen sales representation rights to its On-Site Utility energy service in California.

On February 15, 2007, the company loaned Peter Westerhoff, the noncontrolling interest partner in ADGNY, $20,000 by signing a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same noncontrolling partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms.  On October 11, 2007, the company extended to the noncontrolling interest partner a line of credit of $500,000. At December 31, 2009, $370,400 was outstanding and due to the company by the non-controlling interest partner in American DG New York, LLC under the outstanding agreements. All notes were classified in the Due from related party account in the December 31, 2009 balance sheet and were secured by the partner’s noncontrolling interest. Effective April 1, 2009 the company reached an agreement with the noncontrolling interest partner in ADGNY to purchase its interest in the Riverpoint location. As a result of this transaction, the company owns 100% of that location and the noncontrolling interest partners’ share of that location was applied to his outstanding debt to the company related to the above mentioned loan agreements and line of credit. Additionally, in 2009 ADGNY financed capital improvements at several projects, which per project agreements was the responsibility of the noncontrolling interest partner. This further reduced the noncontrolling interest partner’s noncontrolling interest in ADGNY. In March 2010, the company reached an agreement with the noncontrolling interest partner to reduce his debt by a non-cash amount of $124,111 in return for a decrease in the noncontrolling interest partner’s economic position by 5%. The result of these transactions appears as “Ownership changes to noncontrolling interests” in the accompanying consolidated statement of stockholder’s equity for the year ended December 31, 2010. In September 2010, the company loaned an additional $135,000 to the noncontrolling partner by signing an eighteen month note agreement earning interest at 12% per annum. At December 31, 2010, $52,432 was outstanding and due to the company under the combination of the above and is recorded under “Due from related party” in the accompanying balance sheet.

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

On December 17, 2009, the company entered into a revolving line of credit agreement, or the agreement, with John N. Hatsopoulos, the company’s Chief Executive Officer. Under the terms of the agreement, during the period extending to December 31, 2012, Mr. Hatsopoulos will lend to the company on a revolving line of credit basis a principal amount up to $5,000,000. All sums advanced pursuant to this agreement shall bear interest from the date each advance is made until paid in full at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest shall be due and payable quarterly in arrears and prepayment of principal, together with accrued interest, may be made at any time without penalty. Also, under the terms of the agreement, the credit line from Mr. Hatsopoulos will be used solely in connection with the development and installation of current and new energy systems such as cogeneration systems and chillers and not for general corporate purposes including operational expenses such as payroll, maintenance, travel, entertainment, or sales and marketing. As of December 31, 2010, the company had drawn $2,400,000 of the revolving line of credit recorded as “Due to related party” in the accompanying balance sheet.

On January 4, 2010, the company entered into an agreement with Nettlestone Enterprises Limited (formerly known as Codale Ltd.), whereby Nettlestone Enterprises Limited provided the company an amount up to two hundred fifty thousand British Pounds sterling (£250,000) to cover expenses incurred in connection with an investigation and research effort for the development of the company’s business in European markets. Expenses relating to this investigation will be incurred over a period of up to one year and in consideration for the funds provided to the company, when the company forms a new subsidiary, Nettlestone Enterprises Limited will be entitled to an equity interest in such subsidiary equal to 10% of the equity thereof. In July 2010, the company established EuroSite Power to introduce the company’s On-Site Utility solution into the European market and Nettlestone Enterprises Limited invested $5,000 in exchange for 5 million shares in EuroSite Power.

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

The company evaluates the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the company’s energy systems is lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. The company reviews the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. There have been no revisions to the useful lives of the company’s assets at December 31, 2010 and 2009, respectively, and the company has determined that its long-lived assets for those periods are recoverable.

The company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statement of cash flows. When the rebates are a function of production of the DG unit, they are recorded as income over the period of production and treated in the statement of cash flows as an operating activity. The rebates the company receives from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and not related to or subject to adjustment based on the future operating performance of the installed unit. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. The cumulative amount of rebates applied to the cost of construction was $451,603 and $214,653 as of December 31, 2010 and 2009, respectively.

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

Occasionally the company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the company sells each deliverable to other customers on a stand-alone basis, the company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The company had no such sales arrangements in fiscal year 2010.

The company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. The company also receives grants and incentives from state organizations and natural gas companies for its installed energy systems.  The only rebates that the company has recognized historically on the income statement are related to the company’s participation in demand response programs and are recognized only upon reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. The revenue recognized from demand response activity was $106,928 and $17,830 for the years ended December 31, 2010 and 2009, respectively.

Other revenue represents various types of ancillary activities for which the company engages from time to time such as the sale of equipment, and feasibility studies.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of December 31, 2010, there was no deferred income tax asset on our books. We recorded a valuation allowance of $4,955,090 against the entire gross deferred income tax asset due to uncertainties related to our ability to utilize our net operating loss carry forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

Fiscal 2010 Compared with Fiscal 2009

Revenues

Revenues in 2010 were $5,634,765 compared to $5,763,827 for the same period in 2009, a decrease of $129,062 or 2.2%. The decrease in revenue was due to a decrease in our turn-key installation projects and other revenue that in 2010 decreased to $591,021 compared to $1,130,839, for the same period in 2009 due to fewer construction projects. Our core On-Site Utility energy revenues in 2010 increased to $5,043,744 compared to $4,632,988 for the same period in 2009, an increase of $410,756 or 8.9%, due to additional energy systems added to the fleet notwithstanding the fact that energy revenues were affected by significantly lower natural gas prices in our existing markets which translated into lower hot water revenue.

Our energy revenue is impacted by, among other things: the number of energy systems operating over the period, the amount of energy produced by the energy systems (which are impacted by the energy needs of the customer, the local weather which may require the customer to require more or less energy, the maintenance needs of the energy systems, and the operating performance of the energy systems), and the price of electricity, natural gas and oil paid by our customers to their local utility that the company uses to then price our energy. Our energy agreements are typically long-term contracts (typically 12 to 15 years) and are billed monthly to our customers. Because of the foregoing factors, the revenue from our turn-key projects can substantially vary per period. While the company accepts turn-key installation projects, they are not considered our core business.

During 2010, we were operating 76 energy systems at 42 locations in the Northeast, representing 5,250 kW of installed electricity plus thermal energy, compared to 62 energy systems at 36 locations, representing 4,210 kW of installed electricity plus thermal energy for the same period in 2009. Our revenues per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in 2010 were $4,493,327 compared to $4,677,323 for the same period in 2009, a decrease of $183,996 or 3.9%. Included in the cost of sales was depreciation expense of $867,923 in 2010, compared to $788,885 for the same period in 2009.

Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that decreased by 3.8% as a percentage of revenue in 2010, compared to the same period in 2009. Our cost of sales also includes the cost of maintenance of our systems which decreased by 1.8% as a percentage of revenue in 2010, compared to the same period in 2009. During 2010, our gross margins were 20.3% compared to 18.9% for the same period in 2009, primarily due to lower cost of natural gas which is the majority of our cost of goods. Our On-Site Utility energy margins excluding depreciation were 37.0% in 2010 compared to 31.4% for the same period in 2009.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in 2010 were $1,487,040 compared to $1,546,743 for the same period in 2009, a decrease of $59,703 or 3.9%. Those expenses include non-cash compensation expense related to the issuance of restricted stock and option awards to our employees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. We sell energy using both direct sales and commissioned agents. Our marketing efforts consisted of trade shows, print literature, media relations and event driven direct mail. Our selling expenses in 2010 were $602,597 compared to $850,975 for the same period in 2009, a decrease of $248,378 or 29.2%. The decrease in our selling expenses was primarily due to the decrease in bad debt expense related to three of our On-Site Utility sites.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in 2010 were $733,504 compared to $642,858 for the same period in 2009, an increase of $90,646 or 14.1%. The increase in our engineering expenses was primarily due to additional consulting engineering costs to operate and expand our fleet of energy systems.

Loss from Operations

The loss from operations in 2010 was $1,681,703 compared to $1,954,072 for the same period in 2009. The decrease in the operating loss was primarily due to the decrease in bad debt expense related to three of our On-Site Utility sites. Our non-cash compensation expense related to the issuance of restricted stock and option awards to our employees was $228,736 in 2010, compared to $286,844 for the same period in 2009.

Other Income (Expense), Net

Our other income (expense), net, in 2010 was $14,065 compared to $366,359 for the same period in 2009. Other income (expense), net, includes interest income, interest expense and other items. Interest and other income was $51,385 in 2010 compared to $71,185 for the same period in 2009. The decrease was primarily due to lower yields on our invested funds. Interest expense was $125,131 in 2010 compared to $437,544 for the same period in 2009, due to less interest paid on our convertible debenture issued in 2006 because of conversions.

Provision for Income Taxes

Our provision for state income taxes in 2010 was $14,730 compared to $7,450 for the same period in 2009. No benefit for Federal taxes to the company’s losses has been provided in either period.

Noncontrolling Interest

The noncontrolling interest share in the profits in ADGNY was $197,505 in 2010 compared to $202,684 for the same period in 2009. The decrease in non-controlling interest is due to the overall decrease in joint venture volume and profits and due to changes in the ownership structure of underlying sites. In 2010, the company made a distribution of $302,598 to the noncontrolling interest partner based on his interest percent ownership in each site.

Liquidity and Capital Resources

Consolidated working capital at December 31, 2010 was $1,974,594, compared to $4,132,378, at December 31, 2009. Included in working capital were cash, cash equivalents and short-term investments of $3,921,054 at December 31, 2010, compared to $3,828,143 at December 31, 2009. The decrease in working capital was a result of additional funds raised during the year, offset by cash needed to fund operations and the use of a revolving line of credit.

 Cash used by operating activities was $862,280 in 2010 compared to $648,816 for the same period in 2009. The company's short and long-term receivables balance, including unbilled revenue, increased to $796,315, in 2010 compared to $665,319 at December 31, 2009, using $188,572 of cash. The increase was due to increased revenue and timing of collections during the year. Amount due to the company from related parties, decreased to $52,432 in 2010 compared to $370,400 at December 31, 2009, providing $193,857 of cash. The decrease was due to the decrease in debt by our noncontrolling interest partner as a result of paying down his note. Our inventory increased to $487,724 in 2010 compared to $379,303 at December 31, 2009, using $108,421 of cash. Our prepaid and other current assets decreased to $86,089 in 2010 compared to $104,119 at December 31, 2009, providing $9,504 of cash.

Accounts payable decreased to $482,917 in 2010, compared to $740,474 at December 31, 2009, using $257,557 of cash. The decrease in accounts payable was due to the timing of payments for projects built early in 2010. Our accrued expenses and other current liabilities including accrued interest expense decreased to $370,774 in 2010 compared to $453,536 at December 31, 2009, using $24,274 of cash, since the accrual for future interest payments was no longer needed. Our due to related party increased to $2,560,720 in 2010, compared to $17,531 at December 31, 2009, providing $2,543,189 of cash. As of December 31, 2010, the company had drawn $2,400,000 of the revolving line of credit provided to the company by John N. Hatsopoulos, the company’s Chief Executive Officer.

During 2010, the primary investing activities of the company’s operations were expenditures for the purchase of property, plant and equipment for the company's energy system installations. The company used $5,771,223 for purchases and installation of energy systems and received $451,603 in rebates and incentives. The company’s short-term investments provided $678,921 of cash as our funds invested in certificates of deposits matured and converted into cash. The company's financing activities provided $6,726,414 of cash in 2010 from the sale of common stock, issuance and exercise of common stock warrants and stock options, sale of subsidiary common stock and proceeds from related party line of credit, offset by distributions to our noncontrolling interest partner, convertible debenture transaction costs and payments on capital lease obligations.

At December 31, 2010, the company’s commitments included a lease for a plotter with a remaining balance of $15,427 and a rental commitment. The source of funds to fulfill those commitments will be provided from either the company’s existing line of credit agreement or through debt or equity financings.

On December 17, 2009, the company entered into a revolving line of credit agreement, or the agreement, with John N. Hatsopoulos, the company’s Chief Executive Officer. Under the terms of the agreement, during the period extending to December 31, 2012, Mr. Hatsopoulos will lend to the company on a revolving line of credit basis a principal amount up to $5,000,000. All sums advanced pursuant to this agreement shall bear interest from the date each advance is made until paid in full at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest shall be due and payable quarterly in arrears and prepayment of principal, together with accrued interest, may be made at any time without penalty. Also, under the terms of the agreement, the credit line from Mr. Hatsopoulos will be used solely in connection with the development and installation of current and new energy systems such as cogeneration systems and chillers and not for general corporate purposes including operational expenses such as payroll, maintenance, travel, entertainment, or sales and marketing. As of December 31, 2010, the company had drawn $2,400,000 of the revolving line of credit recorded as “Due to related party” in the accompanying balance sheet.

The company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying CHP technology on its customers’ premises at no cost. Therefore the company is capital intensive. The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through the end of 2011. Beyond March 31, 2012, as we continue to grow our business by adding more energy systems, our cash requirements will increase. We may need to raise additional capital through a debt financing or an equity offering to meet our operating and capital needs for future growth.

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

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the company grows and resources become available, the company plans to take the necessary steps in the future to remediate the weaknesses.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have made changes in our internal controls over financial reporting during the period ended December 31, 2010. We hired a consultant to review existing controls and review recent updates and changes to the company’s documentation to ensure that any process or control changes are properly identified and documented, including updating the company’s existing risk matrix. The engagement included the creation of testing plans based upon the current state of processes and key controls and the identification of areas for process improvements and documentation updates. The company has already implemented many of the recommended processes.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2010.

The company had 14 active full-time employees as of December 31, 2010. The company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

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

           This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to the our definitive Proxy Statement for our 2011 annual meeting of shareholders, or our Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

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

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm Caturano and Company, P.C., as of March 31, 2010

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and December 31, 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and December 31, 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and December 31, 2009

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

10.1*
American Distributed Generation Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

10.2*	2005 Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement for the 2008 Annual Meeting of shareholders originally filed with the SEC on April 29, 2008).

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

10.20
Letter to John N. Hatsopoulos dated February 22, 2010, as amended, (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 31, 2010).

10.21
Subscription Agreement, dated as of July 12, 2010, by and between the company and Nettlestone Enterprises Limited (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 12, 2010).

10.22
Warrant Agreement for Common Stock of EuroSite Power Inc., dated as of July 12, 2010, by and between the company and Nettlestone Enterprises Limited (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated July 12, 2010).

10.23	Form of Common Stock Purchase Agreement for EuroSite Power Inc. dated July 2010 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q dated November 10, 2010).
10.24#	Warrant Agreement with AIM Capital Corporation d/b/a Barry Kaplan Associates dated January 15, 2011.
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

16.1	Letter on change in certifying accountant (incorporated by reference to Exhibit 16.1 to the company’s Current Report on Form 8-K/A dated September 24, 2010).

21.1#	List of subsidiaries.

23.1#	Consent of McGladrey & Pullen, LLP.

23.2#	Consent of Caturano and Company, INC.

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (Furnished herewith).

99.1	Audit Committee Charter, as amended October 13, 2009 (incorporated by reference to Exhibit 10.1 to registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 10.2 to registrant’s Form 10-SB, as amended, originally filed with the SEC on November 2, 2006).

99.3	Nominating and Governance Committee Charter dated August 31, 2009 (incorporated by reference to Exhibit 10.3 to registrant’s Form S-3, as amended, originally filed with the SEC on December 23, 2009).

99.4	Slide show presentation (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K, originally filed with the SEC on December 9, 2009).

99.5	Slide show presentation (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K dated June 15, 2010).

#	Filed herewith.
*	Management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ George N. Hatsopoulos	Chairman of the Board	March 31, 2011
George N. Hatsopoulos

/s/ John N. Hatsopoulos	Chief Executive Officer (Principal Executive Officer)	March 31, 2011
John N. Hatsopoulos	& Director

/s/ Anthony S. Loumidis	Chief Financial Officer (Principal Financial	March 31, 2011
Anthony S. Loumidis	and Accounting Officer)

/s/ Earl R. Lewis	Director	March 31, 2011
Earl R. Lewis

/s/ Charles T. Maxwell	Director	March 31, 2011
Charles T. Maxwell

/s/ Deanna M. Petersen	Director	March 31, 2011
Deanna M. Petersen

/s/ Francis A. Mlynarczyk	Director	March 31, 2011
Francis A. Mlynarczyk

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
American DG Energy Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of American DG Energy Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company at December 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MCGLADREY & PULLEN, LLP

Boston, Massachusetts
March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
American DG Energy Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of American DG Energy Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company at December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company retrospectively adopted the presentation and disclosure requirements of the Financial Accounting Standards Board Statement No. 160 “Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No.51” which is codified in Accounting Standards Codification 810.

/s/ CATURANO AND COMPANY, INC.

Boston, Massachusetts
March 31, 2010

AMERICAN DG ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,921,054	$3,149,222
Restricted cash	65,790	-
Short-term investments	-	678,921
Accounts receivable, net	661,435	518,379
Unbilled revenue	117,846	146,940
Due from related party	52,432	370,400
Inventory	487,724	379,303
Prepaid and other current assets	86,089	104,119
Total current assets	5,392,370	5,347,284

Property, plant and equipment, net	14,362,444	9,502,346
Accounts receivable, long-term	17,034	-

TOTAL ASSETS	19,771,848	14,849,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	482,917	740,474
Accrued expenses and other current liabilities	370,774	453,536
Due to related party	2,560,720	17,531
Capital lease obligations	3,365	3,365
Total current liabilities	3,417,776	1,214,906

Long-term liabilities:
Convertible debentures	-	5,320,000
Warrant liability	676,603	-
Capital lease obligations, long-term	6,730	10,095
Total liabilities	4,101,109	6,545,001

Stockholders’ equity:
American DG Energy Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,598,029 and 37,676,817 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	45,598	37,677
Additional paid-in capital	28,905,660	19,725,793
Accumulated deficit	(14,147,113)	(12,239,110)
Total American DG Energy Inc. stockholders’ equity	14,804,145	7,524,360
Noncontrolling interest	866,594	780,269
Total stockholders’ equity	15,670,739	8,304,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,771,848	$14,849,630

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	2010	2009

Revenues
Energy revenues	$5,043,744	$4,632,988
Turnkey & other revenues	591,021	1,130,839
	5,634,765	5,763,827
Cost of sales
Fuel, maintenance and installation	3,625,404	3,888,438
Depreciation expense	867,923	788,885
	4,493,327	4,677,323
Gross profit	1,141,438	1,086,504

Operating expenses
General and administrative	1,487,040	1,546,743
Selling	602,597	850,975
Engineering	733,504	642,858
	2,823,141	3,040,576
Loss from operations	(1,681,703)	(1,954,072)

Other income (expense)
Interest and other income	51,385	71,185
Interest expense	(125,131)	(437,544)
Change in fair value of warrant liability	59,681	-
	(14,065)	(366,359)

Loss before income taxes	(1,695,768)	(2,320,431)
Provision for state income taxes	(14,730)	(7,450)
Consolidated net loss	(1,710,498)	(2,327,881)

Less: Income attributable to the noncontrolling interest	(197,505)	(202,684)
Net loss attributable to American DG Energy Inc.	(1,908,003)	(2,530,565)

Net loss per share - basic and diluted	$(0.04)	$(0.07)

Weighted average shares outstanding - basic and diluted	43,525,374	35,554,303

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		American DG Energy Inc. Shareholders
			Common
			Stock	Common	Additional
		Accumulated	$0.001	Stock	Paid-In	Noncontrolling
	Total	Deficit	Par Value	Subscription	Capital	Interest

Balance at December 31, 2008	$4,221,784	$(9,708,545)	34,034	$(35,040)	$12,614,332	$1,317,003
Distributions to noncontrolling interest	(333,704)	-	-	-	-	(333,704)
Ownership changes to noncontrolling interest, Note 8	(405,714)	-	-	-	-	(405,714)
Conversion of convertible debenture to common stock	555,000	-	661	-	554,339	-
Issuance of restricted stock	40	-	-	40	-	-
Cancellation of restricted stock	(40)	-	(40)	-	-	-
Sale of common stock, net of costs	5,878,079	-	2,991	-	5,875,088	-
Issuance of common stock warrants	372,815	-	-	-	372,815	-
Stock based compensation expense	286,844	-	-	-	286,844	-
Exercise of stock options	22,406	-	31	-	22,375	-
Exercise of warrants	35,000	-	-	35,000	-	-
Net (loss) income	(2,327,881)	(2,530,565)	-	-	-	202,684
Balance at December 31, 2009	8,304,629	(12,239,110)	37,677	-	19,725,793	780,269

Distributions to noncontrolling interest	(302,598)	-	-	-	-	(302,598)
Ownership changes to noncontrolling interest	(124,111)	-	-	-	-	(124,111)
Conversion of convertible debenture to
common stock, net of costs	5,356,932	-	6,403	-	5,350,529	-
Sale of common stock, net of costs	1,286,855	-	852	-	1,286,003	-
Sale of subsidiary common stock, net of costs	2,226,019	-	-	-	1,910,490	315,529
Stock based compensation expense	228,736	-	-	-	228,736	-
Exercise of stock options	54,775	-	166	-	54,609	-
Exercise of warrants	350,000	-	500	-	349,500	-
Net (loss) income	(1,710,498)	(1,908,003)	-	-	-	197,505
Balance at December 31, 2010	$15,670,739	$(14,147,113)	45,598	$-	$28,905,660	$866,594

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,908,003)	$(2,530,565)
Income attributable to noncontrolling interest	197,505	202,684
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	911,125	806,776
Provision for losses on accounts receivable	57,576	299,994
Amortization of deferred financing costs	8,526	8,526
Change in fair value of warrant liability	(59,681)	-
Stock-based compensation	228,736	286,844
Changes in operating assets and liabilities
(Increase) decrease in:
Restricted cash	(65,790)	-
Accounts receivable and unbilled revenue	(188,572)	168,294
Due from related party	193,857	(308,183)
Inventory	(108,421)	(23,451)
Prepaid and other current assets	9,504	50,476
Increase (decrease) in:
Accounts payable	(257,557)	469,622
Accrued expenses and other current liabilities	(24,274)	69,196
Due to related party	143,189	(149,029)
Net cash used in operating activities	(862,280)	(648,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,771,223)	(3,939,384)
Sale of short-term investments	678,921	82,693
Net cash used in investing activities	(5,092,302)	(3,856,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of warrants	736,284	372,815
Proceeds from exercise of warrants	350,000	35,000
Proceeds from sale of common stock, net of costs	1,286,855	5,878,079
Proceeds from sale of subsidiary common stock, net of costs	2,226,019	-
Proceeds from exercise of stock options	54,775	22,406
Proceeds from related party line of credit	2,400,000	-
Convertible debenture transaction costs	(21,556)	-
Principal payments on capital lease obligations	(3,365)	(3,365)
Distributions to noncontrolling interest	(302,598)	(333,704)
Net cash provided by financing activities	6,726,414	5,971,231

Net increase in cash and cash equivalents	771,832	1,465,724
Cash and cash equivalents, beginning of the year	3,149,222	1,683,498
Cash and cash equivalents, end of the year	$3,921,054	$3,149,222
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$114,116	$448,645
Income taxes	$31,329	$35,460

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$5,320,000	$555,000
Forgiveness of related party debt in exchange for reduction
in noncontrolling interest	$124,111	$-

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

The company was incorporated as a Delaware corporation on July 24, 2001 to install, own, operate and maintain complete DG systems, or energy systems, and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. As of December 31, 2010, we had installed energy systems, representing approximately 5,250 kilowatts, or kW, 44.0 million British thermal units, or MMBtu’s, of heat and hot water and 2,820 tons of cooling. kW is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated.

We derive sales from selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are owned by us and are installed in our customers’ buildings. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customers’ local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month. Our revenues commence as new energy systems become operational. As of December 31, 2010, we had 76 energy systems operational. As a by-product of our energy business, in some cases the customer may choose to have us construct the system for them rather than have it owned by American DG Energy.

Note 2 — Summary of significant accounting policies:

Principles of Consolidation and Basis of Presentation:

The accompanying consolidated financial statements include the accounts of the company, its wholly-owned subsidiary American DG Energy, its 51% joint venture, American DG New York, LLC, or ADGNY, and its 86.1% owned subsidiary EuroSite Power Inc., or EuroSite Power. The company’s owns 51% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the joint venture and underlying energy projects. The economic ownership is calculated by the amount invested by the company and the noncontrolling partner in each site. Each quarter the company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner, Peter Westerhoff, each quarter. On the company’s balance sheet, noncontrolling interest represents the partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The company owned a controlling 51% legal interest and a 64% economic interest in ADGNY as of December 31, 2010.

In July 2010 the company invested $45,000 in exchange for 45 million shares of EuroSite Power, a newly established corporation. The investment gave the company a controlling financial interest in EuroSite Power, whose business focus is to introduce the On-Site Utility solution into the European market. Also in July 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares in EuroSite Power. During the year ended December 31, 2010 EuroSite Power raised approximately $2,261,000 in a private placement by selling 2,261,000 shares of EuroSite Power common stock to accredited investors at $1.00 per share. As of December 31, 2010 the company owns an 86.1% interest in EuroSite Power and has consolidated EuroSite Power into its financial statements in accordance with Generally Accepted Accounting Principles, or GAAP.

The company evaluates the applicability of the Financial Accounting Standards Board, or FASB, guidance on variable interest entities to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards. The company has contractual interests in Tecogen and determined that Tecogen was a Variable Interest Entity, as defined by the applicable guidance; however, the company was not considered the primary beneficiary and does not have any exposure to loss as a result of its involvement with Tecogen. Therefore, Tecogen was not consolidated in our consolidated financial statements through December 31, 2010. See “Note 8 - Related parties” for further discussion.

The company’s operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

We have experienced total net losses since inception of approximately $14.1 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2010 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2010 and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through March 31, 2012. Beyond March 31, 2012, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

In 2010, we raised $4,965,775 through various private placements of common stock, the issuance of warrants and exercise of stock options. If we are unable to raise additional capital in 2012 we may need to terminate certain of our employees and adjust our current business plan. Financial considerations may cause us to modify planned deployment of new energy systems and we may decide to suspend installations until we are able to secure additional working capital. We will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business; however, we are not currently engaged in such discussions.

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

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. Revenues from operation, including shared savings are recorded when provided and verified. Maintenance service revenue is recognized over the term of the agreement and is billed on a monthly basis in arrears. The company had no such arrangements in fiscal years 2010 and 2009.

Occasionally the company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the company sells each deliverable to other customers on a stand-alone basis, the company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The company had no such arrangements in fiscal years 2010 and 2009.

The company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. The company also receives grants and incentives from state organizations and natural gas companies for its installed energy systems. The only rebates that the company has recognized historically on the income statement are related to the company’s participation in demand response programs and are recognized only upon reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. The revenue recognized from demand response activity was $106,928 and $17,830 for the years ended December 31, 2010 and 2009, respectively.

Other revenue represents various types of ancillary activities for which the company engages from time to time such as the sale of equipment, and feasibility studies.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. As of December 31, 2010, the company had a balance of $3,736,844 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

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

Accounts receivable are presented net of an allowance for doubtful collections of $67,000 and $51,821 at December 31, 2010 and December 31, 2009 respectively. Included in accounts receivable are amounts from four major customers accounting for approximately 30% and 22% of total accounts receivable for the years ended December 31, 2010 and December 31, 2009, respectively. There were sales to four customers accounting for approximately 28% and 26% of total sales for the years ended December 31, 2010 and December 31, 2009, respectively.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of December 31, 2010 and December 31, 2009, there were no reserves or write-downs recorded against inventory.

Accounts Payable

Included in accounts payable are amounts due to five major vendors accounting for approximately 67% and 66% of total accounts payable for the years ended December 31, 2010 and December 31, 2009, respectively. Purchases from four vendors accounted for approximately 72% and 67% of total purchases for the years ended December 31, 2010, and December 31, 2009, respectively.

Supply Concentrations

All of the company’s cogeneration unit purchases for the years ended December 31, 2010 and 2009 were from one vendor (see “Note 8 - Related parties”). We believe there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen. The company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The company evaluates the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the company’s energy systems is lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. The company reviews the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. There have been no revisions to the useful lives of the company’s assets at December 31, 2010 and 2009, respectively, and the company has determined that its long-lived assets for those periods are recoverable.

The company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statement of cash flows. When the rebates are a function of production of the DG unit, they are recorded as income over the period of production and treated in the statement of cash flows as an operating activity. The rebates the company receives from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and not related to or subject to adjustment based on the future operating performance of the installed unit. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. The cumulative amount of rebates applied to the cost of construction was $451,603 and $214,653 as of December 31, 2010 and 2009, respectively.

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

See “Note 5 – Stockholders’ Equity” for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the years ended December 31, 2010 and December 31, 2009.

Loss per Common Share

We compute basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. As of the year ended December 31, 2010, we excluded 3,161,625 anti-dilutive shares resulting from exercise of stock options, warrants and unvested restricted stock, and as of the year ended December 31, 2009, we excluded 9,643,460 anti-dilutive shares resulting from conversion of debentures and exercise of stock options, warrants and unvested restricted stock. All shares issuable for both years were anti-dilutive because of the reported net loss.

Other Comprehensive Net Loss

The comprehensive net loss for the years ended December 31, 2010 and 2009 does not differ from the reported loss.

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

Fair Value of Financial Instruments

The company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and notes due from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and notes due from related parties approximate their fair values based on their short-term nature. Short-term investments are recorded at fair value. The carrying value of the convertible debentures on the balance sheet at December 31, 2009 approximates fair value as the terms approximate those currently available for similar instruments. See “Note 9 - Fair value measurements.”

Recent Accounting Pronouncements

In June 2009, FASB updated existing guidance to improve financial reporting by enterprises involved with variable interest entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. This guidance became effective for the company beginning in January 2010. The adoption of this guidance did not have a material effect on the company’s consolidated financial statements.

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the company. This guidance became effective for us January 1, 2011 and is not expected to have a material effect on the company’s consolidated financial position or results of operations.

In January 2010, FASB issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to the disclosure of transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment was effective as of January 1, 2010, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the effective provisions of this amendment did not have a material impact on the company’s consolidated financial position or results of operations. The adoption of the remaining provisions is not expected to have a material impact on the company’s consolidated financial position or results of operations.

In March 2010, FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial position or results of operations.

Note 3 — Property, plant and equipment:

Property, plant and equipment consist of the following as of December 31, 2010 and December 31, 2009:

	December 31,
	2010	2009

Energy Systems	$12,682,708	$8,559,132
Computer equipment and software	60,760	42,531
Furniture and fixtures	31,399	28,087
Vehicles	117,953	37,193
	12,892,820	8,666,943
Less — accumulated depreciation	(3,079,188)	(2,168,063)
	9,813,632	6,498,880
Construction in progress	4,548,812	3,003,466
	$14,362,444	$9,502,346

Depreciation expense of property, plant and equipment totaled $911,125 and $806,776 for the years ended December 31, 2010 and December 31, 2009.

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

Note 5 — Stockholders’ equity:

Common Stock

In July 2010 the company invested $45,000 in exchange for 45 million shares and obtained controlling interest in EuroSite Power, a newly established corporation. Also in July 2010, Nettlestone Enterprises Limited invested $5,000 in exchange for 5 million shares in EuroSite Power. During the period from July to December 31, 2010, EuroSite Power raised an additional $2,261,000 in a private placement by selling 2,261,000 shares of EuroSite Power common stock to accredited investors at a price of $1.00 per share.

On July 12, 2010, the company raised $1,000,000 in a private placement of 400,000 shares of common stock at a price of $2.50 per share. The company also granted the investor a special purchase right, or warrant, regarding the company’s EuroSite Power subsidiary. The warrant grants the investor the non-assignable right but not the obligation, for a period of two years from July 12, 2010, to purchase up to 400,000 shares of the common equity of EuroSite Power at a per share purchase price of $1.00.

On December 9, 2010, the company entered into subscription agreements with selected investors for the purchase of units consisting, in the aggregate, of 500,000 shares of its common stock and warrants to purchase 500,000 shares of its common stock (see “Note 6 – Warrant liability”). The subscription agreements provided for the purchase of the units at a purchase price of $2.50 per unit, and the warrants had an exercise price of $3.25 per share of common stock. Canaccord Genuity Inc., or Canaccord, acted as placement agent, on a reasonable efforts basis, for the offering and received a placement fee equal to 6.0% of the gross proceeds of the offering (excluding any consideration that may be paid in the future upon exercise of the warrants).  The company also reimbursed certain expenses incurred by Canaccord in the offering. The offering was made pursuant to our shelf registration statement on Form S-3, which became effective on October 6, 2010.

The holders of common stock have the right to vote their interest on a per share basis. At December 31, 2010, there were 45,598,029 shares of common stock outstanding.

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

On October 1, 2009, the company signed an investor relations consulting agreement with Hayden IR for a period of twelve months. In connection with that agreement the company granted Hayden IR a warrant to purchase 12,000 shares of the company’s common stock at an exercise price per share of $2.98, with one-third vesting on October 1, 2009, one-third vesting on February 1, 2010, and one-third vesting on June 1, 2010, provided that at any such vesting date the agreement is still in effect and Hayden IR has provided all required services to the company. The warrants carry a cashless exercise provision and expire on May 30, 2013. The company received no other consideration from the issuance of the warrants. At December 31, 2010, there were 8,000 warrants outstanding and 4,000 warrants that expired unexercised.

In March 2010, certain investors including George N. Hatsopoulos and John N. Hatsopoulos exercised 500,000 warrants with an expiration date of April 5, 2010, providing gross proceeds to the company of $350,000.

Warrant activity for the years ended December 31, 2010 and 2009 was as follows:

		Weighted
		Average
	Number of	Grant Date
	Warrants	Fair Value

Outstanding, December 31, 2008	500,000	$0.70
Granted	1,975,167	3.10
Exercised	-	-
Expired	(1,913,167)	3.10
Unvested, December 31, 2009	562,000	0.95

Granted	500,000	3.25
Exercised	(500,000)	0.70
Expired	(4,000)	2.98
Unvested, December 31, 2010	558,000	$3.22

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

The maximum number of shares of stock allowable for issuance under the Amended Plan is 5,000,000 shares of common stock, including 1,134,500 shares of restricted stock outstanding as of December 31, 2010. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 761,250 at December 31, 2010.

During the years ended December 31, 2010 and December 31, 2009, the company recognized employee non-cash compensation expense of $228,736 and $286,844, respectively, related to the issuance of stock options and restricted stock. At December 31, 2010 there were 175,250 unvested shares of restricted stock outstanding. At December 31, 2010 the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $525,089. This amount will be recognized over the weighted average period of 4.91 years.

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

In 2010, the company granted nonqualified options to purchase 290,000 shares of the common stock to seven employees and two directors at prices ranging between $2.76 and $3.45 per share. Each of those options has a vesting schedule of four years and expires in five years. The fair value of all options issued in 2010 was $359,408, with a weighted average grant date fair value of $1.24 per option.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2010	2009
Stock options and restricted stock awards
Expected life	5 years	5 years
Risk-free interest rate	1.80%	0.37%
Expected volatility	50.97%	48.34%

Stock option activity for the years ended December 31, 2010 and 2009 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
Common Stock Options	Options	Share	Price	Life	Value

Outstanding, December 31, 2008	2,329,000	$0.07-$1.95	$0.68	6.95 years	$3,017,920
Granted	19,000	$1.82-$2.95	2.18
Exercised	(31,250)	$0.70-$0.90	0.72
Canceled	-	-	-
Expired	(8,750)	$0.70-$0.90	0.87
Outstanding, December 31, 2009	2,308,000	$0.07-$2.95	$0.70	5.94 years	$5,203,740
Exercisable, December 31, 2009	1,421,000		$0.50		$3,488,400
Vested and expected to vest, December 31, 2009	2,308,000		$0.70		$5,203,740

Outstanding, December 31, 2009	2,308,000	$0.07-$2.95	$0.70	5.94 years	$5,203,740
Granted	330,000	$2.76-$3.45	2.96
Exercised	(169,625)	$0.07-$1.82	0.35
Canceled	(40,000)	$2.89	2.89
Expired	-	-	-
Outstanding, December 31, 2010	2,428,375	$0.07-$3.45	$0.99	5.11 years	$4,379,711
Exercisable, December 31, 2010	1,395,125		$0.58		$3,058,719
Vested and expected to vest, December 31, 2010	2,428,375		$0.99		$4,379,711

The aggregate intrinsic value of options outstanding as of December 31, 2010 is calculated as the difference between the exercise price of the underlying options and the price of the company’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

The company did not make any restricted stock grants to employees in 2010 or 2009. Restricted stock activity for the years ended December 31, 2010 and 2009 was as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value

Unvested, December 31, 2008	720,000	$0.77
Granted	-	-
Vested	(240,875)	0.75
Forfeited	(39,000)	0.70
Unvested, December 31, 2009	440,125	0.79

Granted	-	-
Vested	(216,875)	0.76
Forfeited	(48,000)	0.70
Unvested, December 31, 2010	175,250	$0.84

Note 6 – Warrant liability

In connection with the subscription agreement that the company entered into on December 9, 2010 (see “Note 5 – Stockholders’ equity”), the company issued warrants for the purchase of 500,000 shares of its common stock. The warrants have an exercise price of $3.25 and are exercisable for five years commencing six months after the closing of the offering and expire on December 14, 2015.

The warrants contain both a right to obtain stock upon exercise, or a Call, and a right to settle the warrants for cash upon the occurrence of certain events, or a Put. Generally, the Put provisions allow the warrant holders liquidity protection; the right to receive cash equal to the value of the remaining unexercised portion of the warrants in certain situations where the holders would not have a means of readily selling the shares issuable upon exercise of the warrants (e.g., where there would no longer be a significant public market for the company’s common stock). Specifically, the Put rights would be triggered upon the occurrence of a Fundamental Transaction as defined in the agreement. Pursuant to the agreement, in the case of a Fundamental Transaction the warrant holders would receive a cash settlement in an amount equal to the value of obtained by using the  Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg L.P. using (i) a price per share of Common Stock equal to the Volume-Weighted Average Price of the Common Stock for the Trading Day immediately preceding the date of consummation of the applicable Fundamental Transaction, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of this Warrant as of the date of consummation of the applicable Fundamental Transaction and (iii) an expected volatility equal to the lesser of (1) the thirty (30) day volatility obtained from the “HVT” function on Bloomberg L.P. determined as of the end of the Trading Day immediately following the public announcement of the applicable Fundamental Transaction or (2) 70%.These warrants are classified as liabilities pursuant to the FASB guidance contained in ASC 480.  Changes in the fair value of the warrant liabilities are recorded in the accompanying statement of operations (see “Note 9 – Fair value measurements”).

Note 7 — Employee benefit plan:

The company has a defined contribution retirement plan, or the Retirement Plan, which qualifies under Section 401(k) of the Internal Revenue Code, or the IRC. Under the Retirement Plan, employees meeting certain requirements may elect to contribute a percentage of their salary up to the maximum allowed by the IRC. The company matches a variable amount based on participant contributions up to a maximum of 4.5% of each participant’s salary. The company contributed $41,323 and $39,075 to the Retirement Plan for the years ended December 31, 2010 and 2009, respectively.

Note 8 — Related parties

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

In January 2006, the company entered into the 2006 Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the current amendment to the Agreement, Tecogen provides the company with office space and utilities at a monthly rate of $5,793.

The company has sales representation rights to Tecogen’s products and services. In New England, the company has exclusive sales representation rights to Tecogen’s cogeneration products. The company has granted Tecogen sales representation rights to its On-Site Utility energy service in California.

On February 15, 2007, the company loaned Peter Westerhoff, the noncontrolling interest partner in ADGNY, $20,000 by signing a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same noncontrolling partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms.  On October 11, 2007, the company extended to the noncontrolling interest partner a line of credit of $500,000. At December 31, 2009, $370,400 was outstanding and due to the company by the non-controlling interest partner in American DG New York, LLC under the outstanding agreements. All notes were classified in the Due from related party account in the December 31, 2009 balance sheet and were secured by the partner’s noncontrolling interest. Effective April 1, 2009 the company reached an agreement with the noncontrolling interest partner in ADGNY to purchase its interest in the Riverpoint location. As a result of this transaction, the company owns 100% of that location and the noncontrolling interest partners’ share of that location was applied to his outstanding debt to the company related to the above mentioned loan agreements and line of credit. Additionally, in 2009 ADGNY financed capital improvements at several projects, which per project agreements was the responsibility of the noncontrolling interest partner. This further reduced the noncontrolling interest partner’s noncontrolling interest in ADGNY. In March 2010, the company reached an agreement with the noncontrolling interest partner to reduce his debt by a non-cash amount of $124,111 in return for a decrease in the noncontrolling interest partner’s economic position by 5%. The result of these transactions appears as “Ownership changes to noncontrolling interests” in the accompanying consolidated statement of stockholder’s equity for the year ended December 31, 2010. In September 2010, the company loaned an additional $135,000 to the noncontrolling partner by signing an eighteen month note agreement earning interest at 12% per annum. At December 31, 2010, $52,432 was outstanding and due to the company under the combination of the above and is recorded under “Due from related party” in the accompanying balance sheet.

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

On December 17, 2009, the company entered into a revolving line of credit agreement, or the agreement, with John N. Hatsopoulos, the company’s Chief Executive Officer. Under the terms of the agreement, during the period extending to December 31, 2012, Mr. Hatsopoulos will lend to the company on a revolving line of credit basis a principal amount up to $5,000,000. All sums advanced pursuant to this agreement shall bear interest from the date each advance is made until paid in full at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest shall be due and payable quarterly in arrears and prepayment of principal, together with accrued interest, may be made at any time without penalty. Also, under the terms of the agreement, the credit line from Mr. Hatsopoulos will be used solely in connection with the development and installation of current and new energy systems such as cogeneration systems and chillers and not for general corporate purposes including operational expenses such as payroll, maintenance, travel, entertainment, or sales and marketing. As of December 31, 2010, the company had drawn $2,400,000 of the revolving line of credit recorded as “Due to related party” in the accompanying balance sheet.

On January 4, 2010, the company entered into an agreement with Nettlestone Enterprises Limited (formerly known as Codale Ltd.), whereby Nettlestone Enterprises Limited provided the company an amount up to two hundred fifty thousand British Pounds sterling (£250,000) to cover expenses incurred in connection with an investigation and research effort for the development of the company’s business in European markets. Expenses relating to this investigation will be incurred over a period of up to one year and in consideration for the funds provided to the company, when the company forms a new subsidiary, Nettlestone Enterprises Limited will be entitled to an equity interest in such subsidiary equal to 10% of the equity thereof. In July 2010, the company established EuroSite Power to introduce the company’s On-Site Utility solution into the European market and Nettlestone Enterprises Limited invested $5,000 in exchange for 5 million shares in EuroSite Power.

The company’s Chief Financial Officer devotes approximately half of his business time to the affairs of GlenRose Instruments Inc., and 50% of his salary is reimbursed by GlenRose Instruments Inc. Also, the company’s Chief Executive Officer is the Chairman of the Board and a significant investor in GlenRose and does not receive a salary, bonus or any other compensation from GlenRose.

Note 9 — Fair value measurements:

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

Level 2 — Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. We currently do not have any Level 2 financial assets or liabilities.

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. As of December 31, 2010, the company has classified the warrants with put and call rights as Level 3 (see “Note 6 – Warrant liability”). The Company estimated that the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 57%, risk free interest rate of 2.08, expected life of five years and no dividends. The Company estimated that the fair value of the warrants at December 31, 2010 using this same model with the following assumptions average assumptions assigned to the varying outcomes: expected volatility of 55%, risk free interest rates of 2.01%, expected lives of five years and no dividends. As of December 31, 2010, the financial liabilities held by the company and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $676,603. The following table summarizes the activity for the period:

Warrant Liabilities
Value at issuance, December 14, 2010	$736,284
Fair value adjustment at December 31, 2010	(59,681)
Balance at December 31, 2010	$676,603

Note 10 — Income taxes:

A reconciliation of federal statutory income tax provision to the company’s actual provision for the years ended December 31, 2010 and December 31, 2009, respectively, are as follows:

	2010	2009

Benefit at federal statutory tax rate	$(649,000)	$(860,000)
Unbenefited operating losses	649,000	860,000
Provision for state income taxes	14,730	7,450
Income tax provision	$14,730	$7,450

The components of net deferred tax assets recognized in the accompanying balance sheets at December 31, 2010 and December 31, 2009, respectively, are as follows:

	2010	2009

Net operating loss carryforwards	$5,896,090	$4,676,000
Accrued expenses and other	316,000	312,000
Depreciation	(1,257,000)	(764,000)
	4,955,090	4,224,000
Valuation allowance	(4,955,090)	(4,224,000)
Net deferred tax asset	$-	$-

As of December 2010, the company has federal and state loss carryforwards of approximately $15,800,000 and $12,900,000, respectively, which may be used to offset future federal and state taxable income, expiring at various dates through 2030. Included in these net operating losses is $667,000 of excess stock compensation deductions, related to the amount of tax deductions on restricted stock, in excess of book compensation expense. Management has determined that it is more likely than not that the company will not recognize the benefits of the federal and state deferred tax assets and as a result has recorded a valuation allowance against the entire net deferred tax asset. If the company should generate sustained future taxable income, against which these tax attributes may be recognized, some portion or all of the valuation allowance would be reversed.

The company adopted accounting for uncertain tax positions effective January 1, 2007. The adoption of this statement had no effect on the company’s financial position. The company has no uncertain tax positions as of either the date of the adoption, or as of December 31, 2010.

Note 11 — Commitments and contingencies:

In January 2006, the company entered into the Agreement with Tecogen to provide the company with certain office and business support services for a period of one year, renewable annually by mutual agreement. The company also shares personnel support services with Tecogen. The company is allocated its share of the cost of the personnel support services based upon the amount of time spent by such support personnel while working on the company’s behalf. To the extent Tecogen is able to do so under its current plans and policies, Tecogen includes the company and its employees in several of its insurance and benefit programs. The costs of these programs are charged to the company on an actual cost basis. Under this agreement, the company receives pricing based on a volume discount if it purchases cogeneration and chiller products from Tecogen. For certain sites, the company hires Tecogen to service its Tecogen chiller and cogeneration products. Under the current amendment to the Agreement, Tecogen provides the company with office space and utilities at a monthly rate of $5,793.

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

The company is the lessee of certain equipment under capital lease expiring in 2013. The following is a schedule of future minimum lease payments, together with the present value of the net minimum lease payments under capital leases as of December 31, 2010.

Payments
2011	5,221
2012	5,221
2013	5,221
Total lease payments	15,663
Less: Amount representing interest	(5,568)
Present value of minimum lease payments	$10,095

At December 31, 2010, the company’s commitments included a lease for a plotter with a remaining balance of $15,427 and a rental commitment. The source of funds to fulfill those commitments will be provided from either the company’s existing line of credit agreement or through debt or equity financings.

Note 12 — Subsequent events:

On January 15, 2011, the company signed an investor relations consulting agreement with AIM Capital Corporation d/b/a Barry Kaplan Associates, or AIM Capital, for a period of twelve months. In connection with that agreement the company granted AIM Capital a warrant to purchase 30,000 shares of the company’s common stock at an exercise price per share of $2.69, with a four year vesting period and an expiration date of January 15, 2016. The company received no other consideration from the issuance of the warrants.

On February 22, 2011, John N. Hatsopoulos purchased 25,000 shares of EuroSite Power common stock from an accredited investor at a price of $1.00 per share and George N. Hatsopoulos purchased 25,000 shares of EuroSite Power common stock from the same accredited investor at a price of $1.00 per share.