Form 10-Q
period 2011-03-31
AMERICAN DG ENERGY INC
filed 2011-05-16
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes ☐  No ☒

Title of each class	Outstanding at March 31, 2011
Common Stock, $0.001 par value	45,581,404

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING MARCH 31, 2011

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets –
	March 31, 2011 and December 31, 2010	3

	Condensed Consolidated Statement of Operations –
	Three Months Ended March 31, 2011 and March 31, 2010	4

	Condensed Consolidated Statement of Cash Flows –
	Three Months Ended March 31, 2011 and March 31, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 6.	Exhibits	20

Signatures		21

References in this Form 10-Q to “we”, “us”, “our”, the “company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY INC.
CONSOLIDATED BALANCE SHEETS
as of March 31, 2011 and December 31, 2010
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,894,231	$3,921,054
Restricted cash	-	65,790
Accounts receivable, net	878,467	661,435
Unbilled revenue	131,105	117,846
Due from related party	12,703	52,432
Inventory	519,421	487,724
Prepaid and other current assets	153,844	86,089
Total current assets	5,589,771	5,392,370

Property, plant and equipment, net	14,409,735	14,362,444
Accounts receivable, long-term	17,034	17,034

TOTAL ASSETS	20,016,540	19,771,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	359,470	482,917
Accrued expenses and other current liabilities	252,390	370,774
Due to related party	2,544,068	2,560,720
Capital lease obligations	3,365	3,365
Total current liabilities	3,159,293	3,417,776

Long-term liabilities:
Warrant liability	480,975	676,603
Capital lease obligations, long-term	5,889	6,730
Other long-term liabilities	53,258	-
Total liabilities	3,699,415	4,101,109

Stockholders’ equity:
American DG Energy Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,581,404 and 45,598,029 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	45,581	45,598
Additional paid-in capital	29,845,979	28,905,660
Accumulated deficit	(14,626,024)	(14,147,113)
Total American DG Energy Inc. stockholders’ equity	15,265,536	14,804,145
Noncontrolling interest	1,051,589	866,594
Total stockholders’ equity	16,317,125	15,670,739

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,016,540	$19,771,848

See Notes to Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended March 31, 2011 and March 31, 2010
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Revenues
Energy revenues	$1,446,152	$1,265,990
Turnkey & other revenues	208,568	183,983
	1,654,720	1,449,973
Cost of sales
Fuel, maintenance and installation	1,187,999	1,148,224
Depreciation expense	288,394	197,697
	1,476,393	1,345,921
Gross profit	178,327	104,052

Operating expenses
General and administrative	501,120	335,351
Selling	129,654	180,529
Engineering	148,405	256,755
	779,179	772,635
Loss from operations	(600,852)	(668,583)

Other income (expense), net
Interest and other income	11,359	14,691
Interest expense	(29,046)	(70,624)
Change in fair value of warrant liability	195,628	-
	177,941	(55,933)

Loss before income taxes	(422,911)	(724,516)
Provision for state income taxes	(11,603)	(3,550)
Consolidated net loss	(434,514)	(728,066)

Less: Income attributable to the noncontrolling interest	(44,397)	(47,912)
Net loss attributable to American DG Energy Inc.	(478,911)	(775,978)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	45,525,289	39,846,998

See Notes to Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Three Months Ended March 31, 2011 and March 31, 2010
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(478,911)	$(775,978)
Income attributable to noncontrolling interest	44,397	47,912
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297,494	205,390
Provision for losses on accounts receivable	500	-
Amortization of deferred financing costs	2,132	2,132
Change in fair value of warrant liability	(195,628)	-
Stock-based compensation	167,411	50,013
Changes in operating assets and liabilities
(Increase) decrease in:
Restricted cash	65,790	-
Accounts receivable and unbilled revenue	(230,791)	(104,245)
Due from related party	39,729	(42,839)
Inventory	(31,697)	(583,631)
Prepaid and other current assets	(69,887)	(15,657)
Increase (decrease) in:
Accounts payable	(123,447)	(228,778)
Accrued expenses and other current liabilities	(118,384)	(149,623)
Other long-term liabilities	53,258	-
Due to related party	(16,652)	641,881
Net cash used in operating activities	(594,686)	(953,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(344,785)	(670,754)
Purchase of short-term investments	-	(109,265)
Net cash used in investing activities	(344,785)	(780,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	350,000
Proceeds from sale of subsidiary common stock	950,000	-
Proceeds from exercise of stock options	4,418	-
Convertible debenture transaction costs	-	(18,267)
Principal payments on capital lease obligations	(841)	(841)
Cancellation of restricted stock	(20)	-
Distributions to noncontrolling interest	(40,909)	-
Net cash provided by financing activities	912,648	330,892

Net decrease in cash and cash equivalents	(26,823)	(1,402,550)
Cash and cash equivalents, beginning of the period	3,921,054	3,149,222
Cash and cash equivalents, end of the period	$3,894,231	$1,746,672
Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$52,373	$12,136
Income taxes	$17,503	$4,750

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$-	$5,320,000

See Notes to Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Financial Statements (Unaudited) for the period ending March 31, 2011

Note 1 – Description of business and summary of significant accounting policies:

Description of business

American DG Energy Inc., or the company, we, our or us, distributes, owns, operates and maintains clean, on-site energy systems that produce electricity, hot water, heat and cooling. The company’s business model is to own the equipment that it installs at customers’ facilities and to sell the energy produced by these systems to its customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. The company calls this business the American DG Energy “On-Site Utility”.

Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the company’s Annual report on Form 10-K for the year ended December 31, 2010, or the Annual report, filed with the SEC. The company’s operating results for the three month period ended March 31, 2011, may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2011.

The accompanying consolidated financial statements include the accounts of the company, its wholly-owned subsidiary American DG Energy, its 51% joint venture, American DG New York, LLC, or ADGNY, and its 84.6% owned subsidiary EuroSite Power Inc., or EuroSite Power.

The company owns 51% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the underlying energy projects. The economic ownership of the energy projects is calculated by the amount invested by the company and the noncontrolling partner in each site. Each quarter the company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner, Peter Westerhoff, each quarter. On the company’s consolidated balance sheet, noncontrolling interest represents the partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The company owned a controlling 51% legal interest and a 63% economic interest in ADGNY as of March 31, 2011.

In July 2010 the company invested $45,000 in exchange for 45 million shares of EuroSite Power, a newly established corporation. The investment gave the company a controlling financial interest in EuroSite Power, whose business focus is to introduce the On-Site Utility solution into the European market. Also in July 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares in EuroSite Power. Since July 2010, EuroSite Power raised approximately $3,211,000 in private placements by selling 3,211,000 shares of EuroSite Power common stock to accredited investors at $1.00 per share.

The company evaluates the applicability of the Financial Accounting Standards Board, or FASB, guidance on variable interest entities to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards. The company purchases the majority of its cogeneration units from Tecogen Inc., or Tecogen, an affiliate company sharing similar ownership. The company has contractual interests in Tecogen and determined that Tecogen was a Variable Interest Entity, as defined by the applicable guidance; however, the company was not considered the primary beneficiary and does not have any exposure to loss as a result of its involvement with Tecogen. Therefore, Tecogen was not consolidated in our consolidated financial statements through March 31, 2011 (see “Note 7 - Related party”).

The company’s operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

AMERICAN DG ENERGY INC.

The company has experienced total net losses since inception of approximately $14.6 million. For the foreseeable future, the company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond April 1, 2012, the company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

On April 1, 2011, EuroSite Power entered into a subscription agreement with an accredited investor and raised $250,000 by issuing 250,000 shares of EuroSite Power common stock at $1.00 per share.

In 2010, the company raised $4,965,775 through various private placements of common stock, the issuance of warrants and exercise of stock options. If the company is unable to raise additional capital in 2011 and 2012 it may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the company to modify planned deployment of new energy systems and may decide to suspend installations until the company is able to secure additional working capital. The company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the company is not currently engaged in such discussions.

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

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. Revenues from operation, including shared savings are recorded when provided and verified. Maintenance service revenue is recognized over the term of the agreement and is billed on a monthly basis in arrears. The company had no such arrangements in fiscal year 2010 or in the three month period ended March 31, 2011.

Occasionally the company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the company sells each deliverable to other customers on a stand-alone basis, the company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The company had no such arrangements in fiscal year 2010 or in the three month period ended March 31, 2011.

AMERICAN DG ENERGY INC.

The company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. The company also receives grants and incentives from state organizations and natural gas companies for its installed energy systems. The only rebates that the company has recognized historically on the statement of operations are related to the company’s participation in demand response programs. The revenue recognized from demand response activity was $5,693 and $2,029 for the periods ending March 31, 2011 and March 31, 2010, respectively. The company treats demand response payments as an operating activity in the statement of cash flows.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. As of March 31, 2011, the company had a balance of $3,644,231 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

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

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of March 31, 2011 and December 31, 2010, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

All of the company’s cogeneration unit purchases as of March 31, 2011 and December 31, 2010, were from one vendor (see “Note 7 - Related party”). The company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen. The company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

AMERICAN DG ENERGY INC.

The company evaluates the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the company’s energy systems is the lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. The company reviews the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. There have been no revisions to the useful lives of the company’s assets at March 31, 2011 and December 31, 2010, respectively, and the company has determined that its long-lived assets for those periods are recoverable.

The company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statement of cash flows. The rebates the company receives from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. The amount of rebates applied to the cost of construction was $107,549 and $155,853 as of March 31, 2011 and March 31, 2010, respectively.

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

Loss per Common Share

The company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period.

Other Comprehensive Net Loss

The comprehensive net loss at March 31, 2011 and December 31, 2010 does not differ from the reported loss.

Income Taxes

As part of the process of preparing its consolidated financial statements, the company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and certain accrued liabilities for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the company’s consolidated balance sheet. The company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, the company must establish a valuation allowance.

The Company is allowed to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalties (if applicable) on that excess. In addition, the company is required to provide a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to the accrued interest and penalties for unrecognized tax benefits. Discussion is also required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months.

AMERICAN DG ENERGY INC.

The tax years 2003 through 2005 and 2010 remain open to examination by major taxing jurisdictions to which the company is subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. The company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying financial statements. The company would record any such interest and penalties as a component of interest expense. The company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Fair Value of Financial Instruments

The company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, notes due from related parties and warrant liabilities. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. At March 31, 2011, the current value on the balance sheet of capital lease obligations and notes due to related parties approximates fair value as the terms approximate those available for similar instruments. Warrant liabilities are recorded at fair value (see “Note 8 – Fair value measurements”).

Note 2 – Loss per common share:

The company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, the company considers its shares issuable in connection with stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of the common stock for the period. For the three months ended March 31, 2011, the company excluded 2,916,375 anti-dilutive shares resulting from exercise of stock options and warrants and for the three months ended March 31, 2010, the company excluded 2,599,250 anti-dilutive shares resulting from exercise of stock options, warrants and unvested restricted stock. All shares issuable for both periods were anti-dilutive because of the reported net loss.

	Three Months
	March 31,	March 31,
	2011	2010
Earnings per share
Loss available to stockholders	$(478,911)	$(775,978)

Weighted average shares outstanding - Basic and diluted	45,525,289	39,846,998
Basic and diluted loss per share	$(0.01)	$(0.02)

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

AMERICAN DG ENERGY INC.

On December 9, 2010, the company entered into subscription agreements with selected investors for the purchase of units consisting, in the aggregate, of 500,000 shares of its common stock and warrants to purchase 500,000 shares of common stock of American DG Energy Inc. (see “Note 6 – Warrant liability”). The subscription agreements provided for the purchase of the units at a purchase price of $2.50 per unit, and the warrants had an exercise price of $3.25 per share of common stock and are exercisable for five years commencing six months after the closing of the offering and expire on December 14, 2015. The offering was made pursuant to the company’s shelf registration statement on Form S-3, which became effective on October 6, 2010.

On January 15, 2011, the company signed an investor relations consulting agreement with AIM Capital Corporation d/b/a Barry Kaplan Associates, or AIM Capital, for a period of twelve months. In connection with that agreement the company granted AIM Capital a warrant to purchase 30,000 shares of American DG Energy Inc. common stock at an exercise price per share of $2.69, with a four year vesting period and an expiration date of January 15, 2016. The company received no other consideration from the issuance of the warrants. The expense related to this warrant was de minimis for the three months ended March 31, 2011.

At March 31, 2011, the company had 50,000 warrants outstanding at an exercise price of $3.00 per share that expire on February 24, 2012; 8,000 warrants outstanding at an exercise price of $2.98 per share that expire on May 30, 2013; 500,000 warrants outstanding at an exercise price of $3.25 per share that expire on December 14, 2015, and 30,000 warrants outstanding at an exercise price of $2.69 per share that expire on January 15, 2016. Warrant activity for the three months ended March 31, 2011 was as follows:

		Weighted
		Average
	Number of	Grant Date
	Warrants	Fair Value

Outstanding, December 31, 2010	558,000	$1.35
Granted	30,000	1.28
Exercised	-	-
Expired	-	-
Unvested, March 31, 2011	588,000	$1.35

Note 5 – Stock-based compensation:

Stock-based compensation expense was $167,411 and $50,013 as of March 31, 2011 and March 31, 2010, respectively. At March 31, 2011, there was no unvested restricted stock outstanding and there were 2,328,375 unvested stock options outstanding in American DG Energy Inc.

In January 2011, EuroSite Power Inc. adopted the 2011 Stock Incentive Plan, or the Plan, under which the board of directors may grant options, awards and authorizations to make restricted stock purchases employees, officers, directors, consultants or advisors to EuroSite or any related corporation. The aggregate number of shares of common stock which may be issued pursuant to this Plan is 3,000,000 shares. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of the grant. During the three months ended March 31, 2011, EuroSite Power granted 2,100,000 stock options to employees. The key assumptions used in determining the valuation included, expected life of 6.25 years, volatility of 32.8% (based on an average of peer group public companies), discount rate of 3.4%, and no dividends. At March 31, 2011 there were 2,100,000 unvested stock options outstanding in EuroSite Power Inc.

Note 6 – Warrant liability

On December 9, 2010, the company entered into subscription agreements with selected investors for the purchase of units consisting, in the aggregate, of 500,000 shares of its common stock and warrants to purchase 500,000 shares of its common stock. The subscription agreements provided for the purchase of the units at a purchase price of $2.50 per unit, and the warrants had an exercise price of $3.25 per share of common stock and are exercisable for five years commencing six months after the closing of the offering and expire on December 14, 2015.

AMERICAN DG ENERGY INC.

The warrants contain both a right to obtain stock upon exercise, or a Call, and a right to settle the warrants for cash upon the occurrence of certain events, or a Put. Generally, the Put provisions allow the warrant holders liquidity protection; the right to receive cash equal to the value of the remaining unexercised portion of the warrants in certain situations where the holders would not have a means of readily selling the shares issuable upon exercise of the warrants (e.g., where there would no longer be a significant public market for the company’s common stock). Specifically, the Put rights would be triggered upon the occurrence of a Fundamental Transaction as defined in the agreement. Pursuant to the agreement, in the case of a Fundamental Transaction the warrant holders would receive a cash settlement in an amount equal to the value of obtained by using the  Black-Scholes Option Pricing Model obtained from the “OV” function on Bloomberg L.P. using (i) a price per share of Common Stock equal to the Volume-Weighted Average Price of the Common Stock for the Trading Day immediately preceding the date of consummation of the applicable Fundamental Transaction, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of this Warrant as of the date of consummation of the applicable Fundamental Transaction and (iii) an expected volatility equal to the lesser of (1) the thirty (30) day volatility obtained from the “HVT” function on Bloomberg L.P. determined as of the end of the Trading Day immediately following the public announcement of the applicable Fundamental Transaction or (2) 70%.These warrants are classified as liabilities pursuant to the FASB guidance contained in ASC 480.  Changes in the fair value of the warrant liabilities are recorded in the accompanying statement of operations (see “Note 8 – Fair value measurements”).

Note 7 – Related party:

The company purchases the majority of its cogeneration units from Tecogen an affiliate company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the company and the company leases office space from Tecogen. These costs were reimbursed by the company. Tecogen has a sublease agreement for the office building, which expires on March 31, 2014.

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

On February 15, 2007, the company loaned Peter Westerhoff, the noncontrolling interest partner in ADGNY, $20,000 by signing a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the company loaned an additional $75,000 to the same noncontrolling partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms.  On October 11, 2007, the company extended to the noncontrolling interest partner a line of credit of $500,000. At December 31, 2009, $370,400 was outstanding and due to the company by the non-controlling interest partner in American DG New York, LLC under the outstanding agreements. All notes were classified in the Due from related party account in the December 31, 2009 balance sheet and were secured by the partner’s noncontrolling interest. Effective April 1, 2009 the company reached an agreement with the noncontrolling interest partner in ADGNY to purchase its interest in the Riverpoint location. As a result of this transaction, the company owns 100% of that location and the noncontrolling interest partners’ share of that location was applied to his outstanding debt to the company related to the above mentioned loan agreements and line of credit. Additionally, in 2009 ADGNY financed capital improvements at several projects, which per project agreements was the responsibility of the noncontrolling interest partner. This further reduced the noncontrolling interest partner’s noncontrolling interest in ADGNY. In March 2010, the company reached an agreement with the noncontrolling interest partner to reduce his debt by a non-cash amount of $124,111 in return for a decrease in the noncontrolling interest partner’s economic position by 5%. In September 2010, the company loaned an additional $135,000 to the noncontrolling partner by signing an eighteen month note agreement earning interest at 12% per annum. At March 31, 2011, $12,703 was outstanding and due to the company under the combination of the above and is recorded under “Due from related party” in the accompanying consolidated balance sheet. Subsequent to the end of the quarter the noncontrolling interest partner paid the $12,703 that was due to the company. The company currently does not have any outstanding credit line with the noncontrolling interest partner.

On October 22, 2009, the company signed a five-year exclusive distribution agreement with Ilios Dynamics, a subsidiary of Tecogen. Under terms of the agreement, the company has exclusive rights to incorporate Ilios Dynamics’ ultra-high-efficiency heating products in its energy systems throughout the European Union and New England. The company also has non-exclusive rights to distribute Ilios Dynamics’ product in the remaining parts of the United States and the world in cases where the company retains ownership of the equipment for its On-Site Utility business.

AMERICAN DG ENERGY INC.

On December 17, 2009, the company entered into a revolving line of credit agreement, or the agreement, with John N. Hatsopoulos, the company’s Chief Executive Officer. Under the terms of the agreement, during the period extending to December 31, 2012, Mr. Hatsopoulos will lend to the company on a revolving line of credit basis a principal amount up to $5,000,000. All sums advanced pursuant to this agreement shall bear interest from the date each advance is made until paid in full at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest shall be due and payable quarterly in arrears and prepayment of principal, together with accrued interest, may be made at any time without penalty. Also, under the terms of the agreement, the credit line from Mr. Hatsopoulos will be used solely in connection with the development and installation of current and new energy systems such as cogeneration systems and chillers and not for general corporate purposes including operational expenses such as payroll, maintenance, travel, entertainment, or sales and marketing. As of March 31, 2011, the company had drawn $2,400,000 of the revolving line of credit, which along with accrued interest is recorded as “Due to related party” in the accompanying consolidated balance sheets.

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

Note 8 – Fair value measurements:

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

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities. The company does not have any Level 1 financial assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. The company does not have any Level 2 financial assets or liabilities.

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. As of March 31, 2011, the company has classified the warrants with put and call rights as Level 3 (see “Note 6 – Warrant liability”). The company estimated the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At March 31, 2011, the following average assumptions were assigned to the varying outcomes: expected volatility of 57%, risk free interest rate of 2.01, expected life of five years and no dividends. As of March 31, 2011, the financial liabilities held by the company and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $480,975. The following table summarizes the activity for the period:

Warrant Liabilities
Fair value at December 31, 2010	$676,603
Fair value adjustment at March 31, 2011	(195,628)
Fair value at March 31, 2011	$480,975

Note 9 – Subsequent events:

Subsequent to the quarter end, EuroSite Power Inc. entered into a subscription agreement with an accredited investor and raised $250,000 by issuing 250,000 shares of EuroSite Power Inc. common stock at $1.00 per share.

AMERICAN DG ENERGY INC.

The company has evaluated subsequent events through the filing date of this Quarterly Report and determined that no additional subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

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

First Quarter 2011 Compared to First Quarter 2010

Revenues

Revenues in the first quarter of 2011were $1,654,720 compared to $1,449,973 for the same period in 2010, an increase of $204,747 or 14.1%. The increase in revenues was primarily due to increased energy production from the addition of new systems during the period. Our On-Site Utility energy revenues in the first quarter of 2011 increased to $1,446,152 compared to $1,265,990 for the same period in 2010, an increase of $180,162 or 14.2%. Our turnkey and other revenue in the first quarter of 2011 increased to $208,568 compared to $183,983 for the same period in 2010. During the quarter ended March 31, 2011 the company did not have any turnkey installation revenue and the only revenue recorded was from some ancillary revenue related to a feasibility study and the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the company accepts turnkey installation projects, they are not considered our core business.

During the first quarter of 2011, the company operated 76 energy systems, at 42 locations in the Northeast, representing 5,235 kW of installed electricity plus thermal energy, compared to 64 energy systems at 38 locations, representing 4,360 kW of installed electricity plus thermal energy for the same period in 2010. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the company provides its customers. The company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first quarter of 2011 were $1,476,393 compared to $1,345,921 for the same period in 2010, an increase of $130,472 or 9.7%. Included in the cost of sales was depreciation expense of $288,394 in the first quarter of 2011, compared to $197,697 for the same period in 2010, due to additional installations. The increase in cost of sales was primarily associated with additional sites operating during the quarter offset by the decrease in the cost of natural gas as a percent of revenue during the quarter.

Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that decreased by 6.1% as a percentage of energy revenue in the first quarter of 2011, compared to the same period in 2010. Our cost of sales also includes the cost of maintenance of our systems which decreased by 1.0% as a percentage of energy revenue in the first quarter of 2011, compared to the same period in 2010.

During the first quarter of 2011, our gross margins were 10.8% compared to 7.2% for the same period in 2010, primarily due to increased energy revenue and the lower price of natural gas. The price of natural gas, a key component in calculating our thermal or hot water revenue, was lower in the first quarter of 2011. Our On-Site Utility energy margins excluding depreciation were at 30.5% in the first quarter of 2011 compared to 22.2% for the same period in 2010.

AMERICAN DG ENERGY INC.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first quarter of 2011 were $501,120 compared to $335,351 for the same period in 2010, an increase of $165,769 or 49.4%. The increase was due to expenses relating to our newly formed EuroSite Power subsidiary and increased non-cash compensation expense related to the issuance of stock option awards to EuroSite Power employees and directors.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of print literature, media relations and event driven direct mail. Our selling expenses in the first quarter of 2011 were $129,654 compared to $180,529 for the same period in 2010, a decrease of $50,875 or 28.2%. The decrease in our selling expenses was primarily due to a reduction in payroll expenses.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first quarter of 2011 were $148,405 compared to $256,755 for the same period in 2010, a decrease of $108,350 or 42.2%. The decrease in our engineering expenses was primarily due to a reduction in payroll expenses and reduction of consulting services.

Loss from Operations

The loss from operations in the first quarter of 2011 was $600,852 compared to $668,583 for the same period in 2010. The decrease in the operating loss was due to higher profit margins, cost controls and the lower cost of natural gas, a significant part of our cost of sales. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $167,411 in the first quarter of 2011, compared to $50,013 for the same period in 2010.

Other Income (Expense), Net

Our other income (expense), net, in the first quarter of 2011 was income of $177,941 compared to an expense of $55,933 for the same period in 2010. Other income (expense), net, includes interest and other income, interest expense and change in fair value of warrant liability. Interest and other income was $11,359 in the first quarter of 2011 compared to $14,691 for the same period in 2010. The decrease was primarily due to lower yields on our invested funds. Interest expense was $29,046 in the first quarter of 2011 compared to $70,624 for the same period in 2010, due to interest on our convertible debenture issued in 2006. The debenture was called and converted into common stock on February 26, 2010. In the first quarter of 2011, the change in fair value of warrant liability was a gain of $195,628 (see “Note 6 – Warrant liability”).

Provision for Income Taxes

Our provision for state income taxes in the first quarter of 2011 was $11,603 compared to $3,550 for the same period in 2010, due to the profitability of our joint venture ADGNY. No benefit to the company’s losses has been provided in either period.

Noncontrolling Interest

The noncontrolling interest share in the profits in ADGNY and EuroSite Power was $44,397 in the first quarter of 2011 compared to $47,912 for the same period in 2010. The decrease in noncontrolling income was due to revenue increase in the joint venture, offset by the expenses in the EuroSite Power subsidiary.

Liquidity and Capital Resources

Consolidated working capital at March 31, 2011 was $2,430,478, compared to $1,974,594 at December 31, 2010. Included in working capital were cash and cash equivalents of $3,894,231 at March 31, 2011, compared to $3,921,054 at December 31, 2010. The decrease in working capital was a result of cash used to fund operations for new energy projects.

Cash used by operating activities was $594,686 in the first three months of 2011 compared to $953,423 for the same period in 2010. The company's short and long-term receivables balance, including unbilled revenue, increased to $1,026,606, in the first three months of 2011 compared to $796,315 at December 31, 2010, using $230,291 of cash due to the increased revenue in the quarter and the timing of collections. Amount due to the company from related parties decreased to $12,703 in the first three months of 2011 compared to $52,432 at December 31, 2010, providing $39,729 of cash due to the reduction of debt by our noncontrolling interest partner. Our inventory increased to $519,421 in the first three months of 2011 compared to 487,724 at December 31, 2010, using $31,697 of cash due to the purchase of new energy systems for future installations. Our prepaid and other current assets increased to $153,844 in the first three months of 2011 compared to $86,089 at December 31, 2010, using $67,755 of cash due to prepaid insurance and other fees.

AMERICAN DG ENERGY INC.

Accounts payable decreased to $359,470 in the first three months of 2011, compared to $482,917 at December 31, 2010, using $123,447 of cash. Our accrued expenses and other current liabilities decreased to $252,390 in the first three months of 2011 compared to $370,774 at December 31, 2010, using $118,384 of cash, due to payments to our vendors. The amount due to related party decreased to $2,544,068 in the first three months of 2011, compared to $2,560,720 at December 31, 2010, using $16,652 of cash primarily due to interest expense paid.

During the first three months of 2011, the investing activities of the company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The company used $344,785 for purchases and installation of energy systems, net of rebates and incentives of $107,549. The company's financing activities provided $912,648 of cash in the first three months of 2011 from the sale of subsidiary common stock and exercise of stock options, offset by payments on capital lease obligations and distributions to noncontrolling interest.

At March 31, 2011, the company’s commitments included a lease for a plotter with a remaining balance of $13,922 and a rental commitment. The source of funds to fulfill those commitments will be provided from either the company’s existing line of credit agreement or through debt or equity financings.

On December 17, 2009, the company entered into a revolving line of credit agreement, or the agreement, with John N. Hatsopoulos, the company’s Chief Executive Officer. Under the terms of the agreement, during the period extending to December 31, 2012, Mr. Hatsopoulos will lend to the company on a revolving line of credit basis a principal amount up to $5,000,000. All sums advanced pursuant to this agreement shall bear interest from the date each advance is made until paid in full at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest shall be due and payable quarterly in arrears and prepayment of principal, together with accrued interest, may be made at any time without penalty. Also, under the terms of the agreement, the credit line from Mr. Hatsopoulos will be used solely in connection with the development and installation of current and new energy systems such as cogeneration systems and chillers and not for general corporate purposes including operational expenses such as payroll, maintenance, travel, entertainment, or sales and marketing. As of March 31, 2011, the company had drawn $2,400,000 of the revolving line of credit which, along with accrued interest is recorded as “Due to related party” in the accompanying consolidated balance sheets.

The company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no cost. Therefore the company is capital intensive. The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond April 1, 2012, the company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

Our ability to continue to access capital could be impacted by various factors including general market conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In such case, the company may need to suspend any new installation of energy systems and significantly reduce its operating costs until market conditions improve.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have made changes in our internal controls over financial reporting during the period ended March 31, 2011. We hired a consultant to review existing controls and review recent updates and changes to the company’s documentation to ensure that any process or control changes are properly identified and documented, including updating the company’s existing risk matrix. The engagement included the creation of testing plans based upon the current state of processes and key controls and the identification of areas for process improvements and documentation updates. The company has already implemented many of the recommended processes.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of March 31, 2011.

The company had 15 active full-time employees as of March 31, 2011. The company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

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

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2011.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)