Form 10-Q
period 2011-09-30
AMERICAN DG ENERGY INC
filed 2011-11-10
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes ☐  No ☒

Title of each class	Outstanding at September 30, 2011
Common Stock, $0.001 par value	45,901,404

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING SEPTEMBER 30, 2011

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2011 and December 31, 2010
(unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$12,111,185	$3,921,054
Restricted cash	-	65,790
Accounts receivable, net	1,216,674	661,435
Unbilled revenue	12,477	117,846
Due from related party	77,560	52,432
Inventory	517,329	487,724
Prepaid and other current assets	221,142	86,089
Total current assets	14,156,367	5,392,370

Property, plant and equipment, net	14,657,330	14,362,444
Accounts receivable, long-term	90,834	17,034
Other assets, long-term	40,397	-

TOTAL ASSETS	28,944,928	19,771,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	486,911	482,917
Accrued expenses and other current liabilities	517,478	370,774
Due to related party	125,018	2,560,720
Capital lease obligations	3,365	3,365
Total current liabilities	1,132,772	3,417,776

Long-term liabilities:
Convertible debentures	12,500,000	-
Warrant liability	166,940	676,603
Capital lease obligations, long-term	4,206	6,730
Other long-term liabilities	46,454	-
Total liabilities	13,850,372	4,101,109

Stockholders’ equity:
American DG Energy Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,901,404 and 45,598,029 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	45,901	45,598
Additional paid-in capital	30,280,646	28,905,660
Accumulated deficit	(16,160,524)	(14,147,113)
Total American DG Energy Inc. stockholders’ equity	14,166,023	14,804,145
Noncontrolling interest	928,533	866,594
Total stockholders’ equity	15,094,556	15,670,739

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,944,928	$19,771,848

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended September 30, 2011 and September 30, 2010

	Three Months Ended
	September 30,	September 30,
	2011	2010
	(unaudited)	(unaudited)
Revenues
Energy revenues	$1,389,159	$1,395,274
Turnkey & other revenues	29,252	174,303
	1,418,411	1,569,577
Cost of sales
Fuel, maintenance and installation	716,806	763,653
Depreciation expense	318,903	226,006
	1,035,709	989,659
Gross profit	382,702	579,918

Operating expenses
General and administrative	593,558	375,197
Selling	699,898	111,132
Engineering	221,866	154,604
	1,515,322	640,933
Loss from operations	(1,132,620)	(61,015)

Other income (expense), net
Interest and other income	11,433	11,779
Interest expense	(142,772)	(23,280)
Change in fair value of warrant liability	125,668	-
	(5,671)	(11,501)

Loss before income taxes	(1,138,291)	(72,516)
Benefit (provision) for state income taxes	41	(5,360)
Consolidated net loss	(1,138,250)	(77,876)

Income attributable to the noncontrolling interest	28,734	(57,148)
Net loss attributable to American DG Energy Inc.	(1,109,516)	(135,024)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding - basic and diluted	45,834,904	44,835,844

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Nine Months Ended September 30, 2011 and September 30, 2010

	Nine Months Ended
	September 30,	September 30,
	2011	2010
	(unaudited)	(unaudited)
Revenues
Energy revenues	$4,270,336	$3,744,862
Turnkey & other revenues	283,256	513,955
	4,553,592	4,258,817
Cost of sales
Fuel, maintenance and installation	2,799,733	2,649,554
Depreciation expense	921,931	641,249
	3,721,664	3,290,803
Gross profit	831,928	968,014

Operating expenses
General and administrative	1,618,181	1,062,556
Selling	933,848	496,079
Engineering	536,132	587,664
	3,088,161	2,146,299
Loss from operations	(2,256,233)	(1,178,285)

Other income (expense)
Interest and other income	31,414	39,947
Interest expense	(246,376)	(96,085)
Change in fair value of warrant liability	509,663	-
	294,701	(56,138)

Loss before income taxes	(1,961,532)	(1,234,423)
Provision for state income taxes	(17,071)	(10,710)
Consolidated net loss	(1,978,603)	(1,245,133)

Less: Income attributable to the noncontrolling interest	(34,808)	(136,936)
Net loss attributable to American DG Energy Inc.	(2,013,411)	(1,382,069)

Net loss per share - basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding - basic and diluted	45,647,265	43,030,344

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine Months Ended September 30, 2011 and September 30, 2010

	Nine Months Ended
	September 30,	September 30,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,013,411)	$(1,382,069)
Income attributable to noncontrolling interest	34,808	136,936
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	954,751	667,436
Provision for losses on accounts receivable	22,568	42,650
Amortization of deferred financing costs	2,256	6,395
Change in fair value of warrant liability	(509,663)	-
Stock-based compensation	479,205	139,203
Changes in operating assets and liabilities
(Increase) decrease in:
Restricted cash	65,790	-
Accounts receivable and unbilled revenue	(546,238)	(199,636)
Due from related party	(25,128)	94,312
Inventory	(29,605)	(114,945)
Prepaid and other current assets	(130,283)	13,540
Increase (decrease) in:
Accounts payable	3,994	(343,453)
Accrued expenses and other current liabilities	146,704	151,208
Other long-term liabilities	46,454	-
Due to related party	(35,702)	653,078
Net cash used in operating activities	(1,533,500)	(135,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,249,637)	(4,590,790)
Sale of short-term investments	-	561,847
Net cash used in investing activities	(1,249,637)	(4,028,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	10,100,000	-
Proceeds from exercise of warrants	-	350,000
Proceeds from sale of common stock, net of costs	-	999,952
Proceeds from sale of subsidiary common stock, net of costs	1,148,401	1,356,037
Proceeds from exercise of stock options	26,798	54,941
Proceeds from related party line of credit	-	2,400,000
Convertible debenture transaction costs	(47,423)	(21,556)
Principal payments on capital lease obligations	(2,524)	(2,524)
Cancellation of restricted stock	(20)	-
Distributions to noncontrolling interest	(251,964)	(200,573)
Net cash provided by financing activities	10,973,268	4,936,277

Net increase (decrease) in cash and cash equivalents	8,190,131	771,989
Cash and cash equivalents, beginning of the period	3,921,054	3,149,222
Cash and cash equivalents, end of the period	$12,111,185	$3,921,211

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$-	$12,880
Income taxes	$23,753	$24,518

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$-	$5,320,000
Conversion of due to related party to convertible debenture	$2,400,000	$-

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending September 30, 2011

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

Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual report on Form 10-K for the year ended December 31, 2010, or the Annual report, filed with the SEC. The Company’s operating results for the three and nine month periods ended September 30, 2011, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2011.

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary American DG Energy, its 51% joint venture, American DG New York, LLC, or ADGNY, and its 84.1% owned subsidiary EuroSite Power Inc., or EuroSite Power.

The Company owns 51% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the Company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the Company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the underlying energy projects. The economic ownership of the energy projects is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The Company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner, Peter Westerhoff, each quarter. On the Company’s consolidated balance sheets, noncontrolling interest represents the partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The Company owned a controlling 51% legal interest and a 65% economic interest in ADGNY as of September 30, 2011.

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

The Company evaluates the applicability of the Financial Accounting Standards Board, or FASB, guidance on variable interest entities to partnerships and joint ventures at the inception of its participation to ensure its accounting is in accordance with the appropriate standards. The Company purchases the majority of its cogeneration units from Tecogen Inc., or Tecogen, an affiliate Company sharing similar ownership. The Company has contractual interests in Tecogen and determined that Tecogen was a Variable Interest Entity, as defined by the applicable guidance; however, the Company was not considered the primary beneficiary and does not have any exposure to loss as a result of its involvement with Tecogen. Therefore, Tecogen was not consolidated in our consolidated financial statements through September 30, 2011 (see “Note 7 - Related party”).

The Company’s operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

AMERICAN DG ENERGY INC.

The Company has experienced total net losses since inception of approximately $16.2 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond October 1, 2012, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

For the nine month period ended September 30, 2011, the Company raised $1,250,000 in private placements by selling 1,250,000 shares of EuroSite Power common stock to accredited investors at $1.00 per share. For the year ending December 31, 2010, the Company raised $4,965,775 through various private placements of common stock, issuance of warrants and exercise of stock options.

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

Revenue Recognition

Revenue from energy contracts is recognized when electricity, heat, and chilled water is produced by the cogeneration systems on-site. The Company bills each month based on various meter readings installed at each site. The amount of energy produced by on-site energy systems is invoiced, as determined by a contractually defined formula. Under certain energy contracts, the customer directly acquires the fuel to power the systems and receives credit for that expense from the Company. The credit is recorded as a reduction of revenue and as reduction of cost of fuel. Revenues from operation, including shared savings are recorded when provided and verified. Maintenance service revenue is recognized over the term of the agreement and is billed on a monthly basis in arrears.

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

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements in the three or nine month periods ended September 30, 2011 or 2010 respectively.

AMERICAN DG ENERGY INC.

Occasionally, the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company sells each deliverable to other customers on a stand-alone basis, the Company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements in fiscal year 2010 or in the nine month period ended September 30, 2011.

The Company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. The revenue recognized from demand response activity was $59,709 and $97,111 for the nine month periods ending September 30, 2011 and September 30, 2010, respectively. The Company treats demand response payments as an operating activity in the statements of cash flows.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. As of September 30, 2011, the Company had a balance of $8,300,336 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

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

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of September 30, 2011 and December 31, 2010, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

All of the Company’s cogeneration unit purchases as of September 30, 2011 and December 31, 2010, were from one vendor (see “Note 7 - Related party”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the Company’s units are installed and maintained by ADGNY, the noncontrolling interest holder, or maintained by Tecogen. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

AMERICAN DG ENERGY INC.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The Company evaluates the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company’s energy systems is the lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. The Company reviews the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. There have been no revisions to the useful lives of the Company’s assets at September 30, 2011 and December 31, 2010, respectively, and the Company has determined that its long-lived assets for those periods are recoverable.

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. The amount of rebates applied to the cost of construction was $327,138 and $428,751 for the nine month periods ending September 30, 2011 and September 30, 2010, respectively.

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

Loss per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with the convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise/conversion price is less than the average market price of our common stock for the period.

Other Comprehensive Net Loss

The comprehensive net loss at September 30, 2011 and December 31, 2010 does not differ from the reported loss.

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

AMERICAN DG ENERGY INC.

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

The tax years 2003 through 2005 and 2010 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company would record any such interest and penalties as a component of interest expense. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, notes due from related parties convertible debentures and warrant liabilities. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. At September 30, 2011, the current value on the balance sheet of the debentures and capital lease obligations approximates fair value as the terms approximate those available for similar instruments. Warrant liabilities are recorded at fair value (see “Note 9 – Fair value measurements”).

Note 2 – Loss per common share:

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise/conversion price is less than the average market price of the common stock for the period. For the three and nine months ended September 30, 2011, the Company excluded 8,323,193 anti-dilutive shares resulting from conversion of convertible debentures and exercise of stock options and warrants, and for the three and nine months ended September 30, 2010, the Company excluded 2,675,000 anti-dilutive shares resulting from exercise of stock options, warrants and unvested restricted stock. All shares issuable for both periods were anti-dilutive because of the reported net loss.

	Three Months		Nine Months
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Earnings per share
Loss available to stockholders	$(1,109,516)	$(135,024)	$(2,013,411)	$(1,382,069)

Weighted average shares outstanding - Basic and diluted	45,834,904	44,835,844	45,647,265	43,030,344
Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.04)	$(0.03)

Note 3 – Convertible debentures:

On May 23, 2011, the Company issued $12,500,000 aggregate principal amount of debentures to a European investor and to John N. Hatsopoulos, the Company’s Chief Executive Officer. The debentures will mature on May 25, 2018 and will accrue interest at the rate of 6% per annum payable on a semi-annual basis. At the holder’s option, the debentures may be converted into shares of the Company’s common stock at a conversion price of $2.20 per share. The Company has the option to redeem at 115% of Par Value any or all of the debentures after May 25, 2016. The proceeds of the debentures will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes. As of May 23, 2011, Mr. Hatsopoulos had a revolving line of credit agreement with the Company with an outstanding balance of $2,400,000. That balance was converted into the debentures on a dollar for dollar basis on May 23, 2011, and the revolving line of credit agreement was canceled.

AMERICAN DG ENERGY INC.

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

On January 15, 2011, the Company signed an investor relations consulting agreement with AIM Capital Corporation d/b/a Barry Kaplan Associates, or AIM Capital, for a period of twelve months. In connection with that agreement the Company granted AIM Capital a warrant to purchase 30,000 shares of American DG Energy Inc. common stock at an exercise price per share of $2.69, with a four year vesting period and an expiration date of January 15, 2016. The Company received no other consideration from the issuance of the warrants. The expense related to this warrant was de minimis for the nine months ended September 30, 2011.

At September 30, 2011, the Company had 50,000 warrants outstanding at an exercise price of $3.00 per share that expire on February 24, 2012; 8,000 warrants outstanding at an exercise price of $2.98 per share that expire on May 30, 2013; 500,000 warrants outstanding at an exercise price of $3.25 per share that expire on December 14, 2015, and 30,000 warrants outstanding at an exercise price of $2.69 per share that expire on January 15, 2016. Warrant activity for the nine months ended September 30, 2011 was as follows:

		Weighted Average
	Number of	Grant Date
American DG Energy Inc.	Warrants	Fair Value

Outstanding, December 31, 2010	558,000	$1.35
Granted	30,000	1.28
Exercised	-	-
Expired	-	-
Unvested, September 30, 2011	588,000	$1.35

Note 5 – Stock-based compensation:

Stock-based compensation expense for the nine month periods ending September 30, 2011 and September 30, 2010 was $479,205 and $139,203, respectively. At September 30, 2011, the total compensation cost related to stock option awards not yet recognized is $970,658. This amount will be recognized over the weighted average period of 3.9 years. During the nine months ended on September 30, 2011, the Company issued 50,000 stock options to two employees with a vesting schedule of 25% per year and expiration in five years. At September 30, 2011 there were 1,101,125 vested and exercisable stock options outstanding. Stock option activity for the nine month period ending September 30, 2011 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
Common Stock Options	Options	Share	Price	Life	Value

Outstanding, December 31, 2010	2,428,375	$0.07-$3.45	$0.99	5.11 years	$4,379,711
Granted	50,000	$1.44-$2.01	1.52
Exercised	(320,000)	$0.07	0.07
Canceled	(100,000)	$1.95	1.95
Expired	(5,000)	$3.45	3.45
Outstanding, September 30, 2011	2,053,375	$0.07-$3.45	$1.10	4.88 years	$1,005,956
Exercisable, September 30, 2011	1,101,125		$0.82		$700,406
Vested and expected to vest, September 30, 2011	2,053,375		$1.10		$1,005,956

AMERICAN DG ENERGY INC.

In January 2011, the Company’s subsidiary EuroSite Power, adopted the 2011 Stock Incentive Plan, or the Stock Plan, under which the board of directors may grant options, awards and authorizations to make restricted stock purchases employees, officers, directors, consultants or advisors to EuroSite Power or any related corporation. The aggregate number of shares of common stock which may be issued pursuant to this Plan is 3,000,000 shares. On June 13, 2011 the board unanimously amended the Plan, subject to shareholder approval, to increase the reserved shares of common stock issuable under the Plan from 3,000,000 to 4,500,000, or the Amended Plan. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. At September 30, 2011 there were 2,400,000 unvested stock options outstanding of EuroSite Power with a vesting schedule of 25% per year and expiration in ten years.

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

The warrants contain both a right to obtain stock upon exercise, or a Call, and a right to settle the warrants for cash upon the occurrence of certain events, or a Put. Generally, the Put provisions allow the warrant holders liquidity protection; the right to receive cash equal to the value of the remaining unexercised portion of the warrants in certain situations where the holders would not have a means of readily selling the shares issuable upon exercise of the warrants (e.g., where there would no longer be a significant public market for the Company’s common stock). Specifically, the Put rights would be triggered upon the occurrence of a Fundamental Transaction, as defined in the agreement. Pursuant to the agreement, in the case of a Fundamental Transaction the warrant holders would receive a cash settlement in an amount equal to the value of obtained by using the  Black-Scholes Option Pricing Model obtained from the “OV” function on Bloomberg L.P. using (i) a price per share of Common Stock equal to the Volume-Weighted Average Price of the Common Stock for the Trading Day immediately preceding the date of consummation of the applicable Fundamental Transaction, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of this Warrant as of the date of consummation of the applicable Fundamental Transaction and (iii) an expected volatility equal to the lesser of (1) the thirty (30) day volatility obtained from the “HVT” function on Bloomberg L.P. determined as of the end of the Trading Day immediately following the public announcement of the applicable Fundamental Transaction or (2) 70%.These warrants are classified as liabilities pursuant to the FASB guidance contained in ASC 480.  Changes in the fair value of the warrant liabilities are recorded in the accompanying consolidated statements of operations (see “Note 9 – Fair value measurements”).

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

The Company has sales representation rights to Tecogen’s products and services. In New England, the Company has exclusive sales representation rights to Tecogen’s cogeneration products. The Company has granted Tecogen sales representation rights to its On-Site Utility energy service in California. During the quarter the Company received $15,534 from Tecogen as a commission from the sale of equipment.

AMERICAN DG ENERGY INC.

On February 15, 2007, the Company loaned Peter Westerhoff, the noncontrolling interest partner in ADGNY, $20,000 by signing a two year loan agreement earning interest at 12% per annum. On April 1, 2007, the Company loaned an additional $75,000 to the same noncontrolling partner by signing a two year note agreement earning interest at 12% per annum, and on May 16, 2007, the Company loaned an additional $55,000 to the same partner by signing a two year note agreement under the same terms.  On October 11, 2007, the Company extended to the noncontrolling interest partner a line of credit of $500,000. Effective April 1, 2009 the Company reached an agreement with the noncontrolling interest partner in ADGNY to purchase its interest in the Riverpoint location. As a result of this transaction, the Company owns 100% of that location and the noncontrolling interest partners’ share of that location was applied to his outstanding debt to the Company related to the above mentioned loan agreements and line of credit. Additionally, in 2009 ADGNY financed capital improvements at several projects, which per project agreements was the responsibility of the noncontrolling interest partner. This further reduced the noncontrolling interest partner’s noncontrolling interest in ADGNY. In March 2010, the Company reached an agreement with the noncontrolling interest partner to reduce his debt by a non-cash amount of $124,111 in return for a decrease in the noncontrolling interest partner’s economic position by 5%. In September 2010, the Company loaned an additional $135,000 to the noncontrolling partner by signing an eighteen month note agreement earning interest at 12% per annum. At September 30, 2011, the noncontrolling interest partner Company had no amount outstanding with the Company.

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

Note 8 – Commitments and Contingencies:

In July 2011, the Company put on notice an On-Site Utility energy customer, River Point Towers Cooperative Inc., or RPT, over services provided pursuant to an Equipment Lease Agreement between the Company and RPT due to breach of contract for non-payment of receivables. The Company notified the management of RPT that the non-payment of receivables violated the terms of the agreement and that termination charges would apply. On October 2011, the Company filed a lawsuit at the United States District Court for the Southern District of New York to collect the receivables it was due. The Company is currently not providing energy services at the site. The Company does not expect the outcome to have a material impact on its results of operations and financial condition at the current time and will continue to assess the situation.

AMERICAN DG ENERGY INC.

Note 9 – Fair value measurements:

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. As of September 30, 2011, the Company has classified the warrants with put and call rights as Level 3 (see “Note 6 – Warrant liability”). The Company estimated the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At September 30, 2011, the following average assumptions were assigned to the varying outcomes: expected volatility of 60%, risk free interest rate of 0.96, expected life of 4.2 years and no dividends. As of September 30, 2011, the financial liabilities held by the Company and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $166,940. The following table summarizes the activity for the period:

Warrant Liabilities
Fair value at December 31, 2010	$676,603
Fair value adjustment at September 30, 2011	509,663
Fair value at September 30, 2011	$166,940

Note 10 – Subsequent events:

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

Third Quarter 2011 Compared to Third Quarter 2010

Revenues

Revenues in the third quarter of 2011 were $1,418,411 compared to $1,569,577 for the same period in 2010, a decrease of $151,166 or 9.6%. The decrease in revenues was primarily due the decrease in turnkey installation revenue during the period that is not considered the Company’s core business. Our On-Site Utility energy revenues in the third quarter of 2011 remained relatively flat with a small decrease to $1,389,159 compared to $1,395,274 for the same period in 2010, a decrease of $6,115 or 0.4%. Our turnkey and other revenue in the third quarter of 2011 decreased to $29,252 compared to $174,303 for the same period in 2010. During the quarter ended September 30, 2011 the Company did not have any turnkey installation revenue and the only revenue recorded was from maintenance of energy systems and commissions from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the third quarter of 2011, the Company operated 79 energy systems, at 43 locations in the Northeast, representing 5,460 kW of installed electricity plus thermal energy, compared to 71 energy systems at 41 locations, representing 4,950 kW of installed electricity plus thermal energy for the same period in 2010. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the third quarter of 2011 were $1,035,709 compared to $989,659 for the same period in 2010, an increase of $46,050 or 4.7%. Included in the cost of sales was depreciation expense of $318,903 in the third quarter of 2011, compared to $226,006 for the same period in 2010, due to additional installations. The increase in cost of sales was primarily associated with additional sites operating during the quarter and the overall increase in maintenance and fuel costs.

Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that increased by 2.4% as a percentage of energy revenue in the third quarter of 2011, compared to the same period in 2010. Our cost of sales also includes the cost of maintenance of our systems which increased by 1.1% as a percentage of energy revenue in the third quarter of 2011, compared to the same period in 2010.

During the third quarter of 2011, our gross margins were 27.0% compared to 36.9% for the same period in 2010, primarily due to the higher cost of fuel during the quarter and higher maintenance costs. The price of natural gas, a key component in calculating our thermal or hot water revenue, was higher in the third quarter of 2011. Our On-Site Utility energy margins excluding depreciation were at 47.8% in the third quarter of 2011 compared to 51.6% for the same period in 2010.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the third quarter of 2011 were $593,558 compared to $375,197 for the same period in 2010, an increase of $218,361 or 58.2%. The increase was due to additional expenses relating to our subsidiary EuroSite Power and increased non-cash compensation expense related to the issuance of stock option awards to EuroSite Power employees and directors.

AMERICAN DG ENERGY INC.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of print literature, media relations and event driven direct mail. Our selling expenses in the third quarter of 2011 were $699,898 compared to $111,132 for the same period in 2010, an increase of $588,766. The increase in our selling expenses was due to the expansion of our domestic sales force, the addition of new employees at our EuroSite Power subsidiary and increased advertising costs.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the third quarter of 2011 were $221,866 compared to $154,604 for the same period in 2010, an increase of $67,262 or 43.5%. The increase in our engineering expenses was primarily due to the addition of new employees.

Loss from Operations

The loss from operations in the third quarter of 2011 was $1,132,620 compared to $61,015 for the same period in 2010. The increase in the operating loss was due to additional expenses relating to the formation of our EuroSite Power subsidiary and increased non-cash compensation expense related to the issuance of stock option awards to EuroSite Power employees and directors. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $186,960 in the third quarter of 2011, compared to $37,425 for the same period in 2010.

Other Income (Expense), Net

Our other expense, net, in the third quarter of 2011 was a loss of $5,671 compared to $11,501 for the same period in 2010. Other income, net, includes interest and other income, interest expense and change in fair value of warrant liability. Interest and other income was $11,433 in the third quarter of 2011 compared to $11,779 for the same period in 2010. The decrease was primarily due to lower yields on our invested funds. Interest expense was $142,772 in the third quarter of 2011 compared to $23,280 for the same period in 2010, due to interest accrued on our debentures issued in May 2011. In the third quarter of 2011, the change in fair value of warrant liability was a gain of $125,668 (see “Note 6 – Warrant liability”).

Provision for Income Taxes

Our benefit for state income taxes in the third quarter of 2011 was $41 compared to a provision of $5,360 for the same period in 2010, due to the profitability of our joint venture ADGNY. No benefit to the Company’s losses has been provided in either period.

Noncontrolling Interest

The noncontrolling interest share in the profits (losses) in ADGNY and EuroSite Power was $28,734 in the third quarter of 2011 compared to $(57,148) for the same period in 2010. The change in the noncontrolling interest was due to revenue increase in the joint venture, offset by the expenses in the EuroSite Power subsidiary. Distribution to noncontrolling interests were $251,964 for the nine months ended September 31, 2011.

First Nine Months of 2011 Compared to First Nine Months of 2010

Revenues

Revenues in the first nine months of 2011 were $4,553,592 compared to $4,258,817 for the same period in 2010, an increase of $294,775 or 6.9%. The increase in revenues was primarily due to increased energy production from the addition of new systems during the period offset by a reduction in our turnkey and other revenue. Our On-Site Utility energy revenues in the first nine months of 2011 increased to $4,270,336 compared to $3,744,862 for the same period in 2010, an increase of $525,474 or 14.0%. Our turnkey and other revenue in the first nine months of 2011 decreased to $283,256 compared to $513,955 for the same period in 2010. During the period ended September 30, 2011 the Company did not have any turnkey installation revenue and the only revenue recorded was from ancillary revenue related to a feasibility study, maintenance of our energy systems and commissions from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

AMERICAN DG ENERGY INC.

During the first nine months of 2011, the Company operated 79 energy systems, at 43 locations in the Northeast, representing 5,460 kW of installed electricity plus thermal energy, compared to 71 energy systems at 41 locations, representing 4,950 kW of installed electricity plus thermal energy for the same period in 2010. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first nine months of 2011 were $3,721,664 compared to $3,290,803 for the same period in 2010, an increase of $430,861 or 13.1%. Included in the cost of sales was depreciation expense of $921,931 in the first nine months of 2011, compared to $641,249 for the same period in 2010, due to additional installations. The increase in cost of sales was primarily associated with additional sites operating during the period.

Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that decreased by 0.7% as a percentage of energy revenue in the first nine months of 2011, compared to the same period in 2010. Our cost of sales also includes the cost of maintenance of our systems which increased by 0.4% as a percentage of energy revenue in the first nine months of 2011, compared to the same period in 2010.

During the first nine months of 2011, our gross margins were 18.3% compared to 22.7% for the same period in 2010, primarily due additional depreciation expense associated with additional energy systems operating during the period. Our On-Site Utility energy margins excluding depreciation were at 38.8% in the first nine months of 2011 compared to 38.2% for the same period in 2010.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first nine months of 2011 were $1,618,181 compared to $1,062,556 for the same period in 2010, an increase of $555,625 or 52.3%. The increase was due to additional expenses relating to our subsidiary EuroSite Power and increased non-cash compensation expense related to the issuance of stock option awards to EuroSite Power employees and directors.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of print literature, media relations and event driven direct mail. Our selling expenses in the first nine months of 2011 were $933,848 compared to $496,079 for the same period in 2010, an increase of $437,769 or 88.2%. The increase in our selling expenses was due to the expansion of our domestic sales force and the addition of new employees at our EuroSite Power subsidiary.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first nine months of 2011 were $536,132 compared to $587,664 for the same period in 2010, a decrease of $51,532 or 8.8%. The decrease in our engineering expenses was due to a reduction of consulting services.

Loss from Operations

The loss from operations in the first nine months of 2011 was $2,256,233 compared to $1,178,285 for the same period in 2010. The increase in the operating loss was due to additional expenses relating to our EuroSite Power subsidiary and increased non-cash compensation expense related to the issuance of stock option awards to EuroSite Power employees and directors. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $479,205 in the first nine months of 2011, compared to $139,203 for the same period in 2010.

Other Income (Expense), Net

Our other income (expense), net, in the first nine months of 2011 was income of $294,701 compared to an expense of $56,138 for the same period in 2010. Other income (expense), net, includes interest and other income, interest expense and change in fair value of warrant liability. Interest and other income was $31,414 in the first nine months of 2011 compared to $39,947 for the same period in 2010. The decrease was primarily due to lower yields on our invested funds. Interest expense was $246,376 in the first nine months of 2011 compared to $96,085 for the same period in 2010, due to interest accrued on our debentures issued in May 2011. In the first nine months of 2011, the change in fair value of warrant liability was a gain of $509,663 (see “Note 6 – Warrant liability”).

AMERICAN DG ENERGY INC.

Provision for Income Taxes

Our provision for state income taxes in the first nine months of 2011 was $17,071 compared to $10,710 for the same period in 2010, due to the profitability of our joint venture ADGNY. No benefit to the Company’s losses has been provided in either period.

Noncontrolling Interest

The noncontrolling interest share in the profits in ADGNY and EuroSite Power was $34,808 in the first nine months of 2011 compared to $136,936 for the same period in 2010. The decrease in noncontrolling income was due to revenue increase in the joint venture, offset by the expenses in the EuroSite Power subsidiary.

Liquidity and Capital Resources

Consolidated working capital at September 30, 2011 was $13,023,595, compared to $1,974,594 at December 31, 2010. Included in working capital were cash and cash equivalents of $12,111,185 at September 30, 2011, compared to $3,921,054 at December 31, 2010. The increase in working capital was a result of cash raised from the issuance of $12,500,000 of debentures issued in May 2011, offset by cash used to fund energy projects.

Cash used by operating activities was $1,533,500 in the first nine months of 2011 compared to $135,345 for the same period in 2010. The Company's short and long-term receivables balance, including unbilled revenue, increased to $1,319,985, in the first nine months of 2011 compared to $796,315 at December 31, 2010, using $523,670 of cash due to the increased revenue in the period and the timing of collections. Amount due to the Company from related parties increased to $77,560 in the first nine months of 2011 compared to $52,432 at December 31, 2010, using $25,128 of cash due services performed by the Company for EuroSite Power and ADGNY. Our inventory increased to $517,329 in the first nine months of 2011 compared to 487,724 at December 31, 2010, using $29,605 of cash due to the purchase of new energy systems for future installations. Our prepaid and other current assets increased to $221,142 in the first nine months of 2011 compared to $86,089 at December 31, 2010, using $135,053 of cash due to prepaid insurance and other fees.

Accounts payable increased to $486,911 in the first nine months of 2011, compared to $482,917 at December 31, 2010, providing $3,994 of cash. Our accrued expenses and other current liabilities increased to $517,478 at September 30, 2011 compared to $370,774 at December 31, 2010, providing $146,704 of cash, primarily due to accrued interest on convertible debentures. The amount due to related party decreased to $125,018 in the first nine months of 2011, compared to $2,560,720 at December 31, 2010, using $2,435,702 of cash primarily due to the conversion of $2,400,000 of related party revolving line of credit to debentures.

During the first nine months of 2011, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The Company used $1,249,637 for purchases and installation of energy systems, net of rebates and incentives of $327,138. The Company's financing activities provided $10,973,268 of cash in the first nine months of 2011 from the issuance of convertible debentures, sale of subsidiary common stock and exercise of stock options, offset by convertible debenture transaction costs, payments on capital lease obligations and distributions to noncontrolling interest.

At September 30, 2011, the Company’s commitments included a lease for a plotter with a remaining balance of $11,312 and a rental commitment. The source of funds to fulfill those commitments will be provided from either the Company’s existing line of credit agreement or through debt or equity financings.

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

The Company is currently in negotiations with an existing investor for an additional offering of $6,900,000 aggregate principal amount of convertible debentures on substantially the same terms as the convertible debentures issued by the Company on May 23, 2011. There is no assurance, however, that the parties will reach an agreement, that there will be no change in the terms of the debentures, or that the transaction will be closed. The proceeds of the debentures are expected to be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

The Company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no cost. Therefore the Company is capital intensive. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond October 1, 2012, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have made changes in our internal controls over financial reporting during the period ended September 30, 2011. We hired a consultant to review existing controls and review recent updates and changes to the Company’s documentation to ensure that any process or control changes are properly identified and documented, including updating the Company’s existing risk matrix. The engagement included the creation of testing plans based upon the current state of processes and key controls and the identification of areas for process improvements and documentation updates. The Company has already implemented many of the recommended processes.

Report of Management on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2011.

The Company had 18 active employees, including two part time employees as of September 30, 2011. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

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

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2011.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)