Form 10-Q
period 2012-03-31
AMERICAN DG ENERGY INC
filed 2012-05-15
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Title of each class	Outstanding at March 31, 2012
Common Stock, $0.001 par value	46,601,404

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDING MARCH 31, 2012

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,202,561	$17,801,025
Accounts receivable, net	953,994	879,630
Unbilled revenue	33,754	18,825
Due from related party	109,360	21,140
Inventory	825,299	634,120
Prepaid and other current assets	423,733	322,276
Total current assets	19,548,701	19,677,016

Property, plant and equipment, net	14,626,367	14,690,117
Accounts receivable, long-term	77,264	82,664
Other assets, long-term	54,884	53,504

TOTAL ASSETS	$34,307,216	$34,503,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$495,478	$520,608
Accrued expenses and other current liabilities	797,620	589,032
Due to related party	384,376	313,847
Capital lease obligations	3,365	3,365
Total current liabilities	1,680,839	1,426,852

Long-term liabilities:
Convertible debentures	19,400,000	19,400,000
Warrant liability	466,295	249,561
Capital lease obligations, long-term	2,524	3,365
Other long-term liabilities	39,650	43,052
Total liabilities	21,589,308	21,122,830

Stockholders’ equity:
American DG Energy Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,601,404 and 46,001,404 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	46,601	46,001
Additional paid-in capital	31,494,614	30,399,370
Accumulated deficit	(19,638,444)	(17,931,058)
Total American DG Energy Inc. stockholders’ equity	11,902,771	12,514,313
Noncontrolling interest	815,137	866,158
Total stockholders’ equity	12,717,908	13,380,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,307,216	$34,503,301

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2012 and March 31, 2011

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)
Revenues
Energy revenues	$1,451,569	$1,446,152
Turnkey & other revenues	50,833	208,568
	1,502,402	1,654,720
Cost of sales
Fuel, maintenance and installation	1,002,812	1,187,999
Depreciation expense	294,696	288,394
	1,297,508	1,476,393
Gross profit	204,894	178,327

Operating expenses
General and administrative	767,952	501,120
Selling	357,869	129,654
Engineering	279,812	148,405
	1,405,633	779,179
Loss from operations	(1,200,739)	(600,852)

Other income (expense)
Interest and other income	12,758	11,359
Interest expense	(293,556)	(29,046)
Change in fair value of warrant liability	(216,734)	195,628
	(497,532)	177,941

Loss before provision for state income taxes	(1,698,271)	(422,911)
Provision for state income taxes	(19,102)	(11,603)
Consolidated net loss	(1,717,373)	(434,514)

Income (loss) attributable to the noncontrolling interest	9,987	(44,397)
Net loss attributable to American DG Energy Inc.	$(1,707,386)	$(478,911)

Net loss per share - basic and diluted	$(0.04)	$(0.01)

Weighted average shares outstanding - basic and diluted	45,744,794	45,525,289

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2012 and March 31, 2011

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,707,386)	$(478,911)
Income (loss) attributable to noncontrolling interest	(9,987)	44,397
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308,551	297,494
Provision for losses on accounts receivable	-	500
Amortization of deferred financing costs	-	2,132
Change in fair value of warrant liability	216,734	(195,628)
Stock-based compensation	190,727	167,411
Changes in operating assets and liabilities
(Increase) decrease in:
Restricted cash	-	65,790
Accounts receivable and unbilled revenue	(83,893)	(230,791)
Due from related party	(88,220)	39,729
Inventory	(191,179)	(31,697)
Prepaid and other current assets	(105,393)	(69,887)
Increase (decrease) in:
Accounts payable	(25,130)	(123,447)
Accrued expenses and other current liabilities	208,588	(118,384)
Due to related party	70,529	(16,652)
Other long-term liabilities	(3,402)	53,258
Net cash used in operating activities	(1,219,461)	(594,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(244,801)	(344,785)
Net cash used in investing activities	(244,801)	(344,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	1,600,000	-
Proceeds from sale of subsidiary common stock, net of costs	-	950,000
Proceeds from exercise of stock options	70,000	4,418
Proceeds from issuance of common stock warrants	7,500	-
Purchases of common stock, net of costs	(750,000)	-
Convertible debenture transaction costs	2,556	-
Principal payments on capital lease obligations	(841)	(841)
Cancellation of restricted stock	-	(20)
Distributions to noncontrolling interest	(63,417)	(40,909)
Net cash provided by financing activities	865,798	912,648

Net increase in cash and cash equivalents	(598,464)	(26,823)
Cash and cash equivalents, beginning of the period	17,801,025	3,921,054
Cash and cash equivalents, end of the period	$17,202,561	$3,894,231

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending March 31, 2012

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

Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual report on Form 10-K for the year ended December 31, 2011, or the Annual report, filed with the SEC. The Company’s operating results for the three month period ended March 31, 2012, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2012.

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary American DG Energy, its 51% joint venture, American DG New York, LLC, or ADGNY, and its 82.8% owned subsidiary EuroSite Power Inc., or EuroSite Power.

The Company owns 51% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the Company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the Company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the underlying energy projects. The economic ownership of the energy projects is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The Company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner, Peter Westerhoff, each quarter. On the Company’s consolidated balance sheets, noncontrolling interest represents the partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The Company owned a controlling 51% legal interest and a 68% economic interest in ADGNY as of March 31, 2012.

In July 2010 the Company invested $45,000 in exchange for 45 million shares of EuroSite Power, a newly established corporation. The investment gave the Company a controlling financial interest in EuroSite Power, whose business focus is to introduce the On-Site Utility solution into the European market. Also in July 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares in EuroSite Power. During the year ended December 31, 2011, EuroSite Power raised approximately $1,250,000 in private placements by selling 1,250,000 shares of EuroSite Power common stock to accredited investors at $1.00 per share. As of March 31, 2012 the Company owns an 82.8% interest in EuroSite Power and has consolidated EuroSite Power into its financial statements in accordance with GAAP.

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

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements. All revenues were generated and all long lived assets are maintained in the United States.

AMERICAN DG ENERGY INC.

The Company has experienced total net losses since inception of approximately $19.6 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond June 30, 2013, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

In 2011, the Company raised $17,000,000 from the issuance of convertible debentures, $1,148,401, net of issuance costs, from a private placement of EuroSite Power common stock and $33,818 from the exercise of stock options. If the Company is unable to raise additional capital in 2013 it may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements at March 31, 2012 and 2011, respectively.

Occasionally, the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company sells each deliverable to other customers on a stand-alone basis, the Company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements at March 31, 2012 and 2011, respectively.

The Company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. At March 31, 2012 and 2011, the revenue recognized from demand response activity was $13,610 and $5,693, respectively. The Company treats demand response payments as an operating activity in the statements of cash flows.

AMERICAN DG ENERGY INC.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. As of March 31, 2012, the Company had a balance of $14,523,470 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

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

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of March 31, 2012 and December 31, 2011, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

All of the Company’s cogeneration unit purchases as of March 31, 2012 and December 31, 2011, were from one vendor (see “Note 7 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the Company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen Inc., or Tecogen. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

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

AMERICAN DG ENERGY INC.

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. At March 31, 2012 and 2011, the amount of rebates applied to the cost of construction was $0 and $107,549, respectively.

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

See “Note 5 – Stock based compensation” for a summary of the restricted stock and stock option activity under the Company’s stock-based employee compensation plan for the years ended March 31, 2012 and 2011, respectively.

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

Other Comprehensive Net Loss

The comprehensive net loss at March 31, 2012 and December 31, 2011, does not differ from the reported loss.

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

AMERICAN DG ENERGY INC.

Impact of New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. The Company currently has no elements of other comprehensive income therefore the implementation of this accounting pronouncement did not have an impact on the Company’s financial statements.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. Other than additional disclosures, the adoption of this accounting pronouncement did not have a material impact on the Company’s financial statements.

Note 2 – Loss per common share:

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise/conversion price is less than the average market price of the common stock for the period. For the three month period ended March 31, 2012, the Company excluded 11,413,557 anti-dilutive shares resulting from conversion of convertible debentures and exercise of stock options and warrants, and for the three month period ended March 31, 2011, the Company excluded 2,916,375 anti-dilutive shares resulting from exercise of stock options, warrants and unvested restricted stock. All shares issuable for both periods were anti-dilutive because of the reported net loss.

	Three Months
	March 31,	March 31,
	2012	2011
Earnings per share
Loss available to stockholders	$(1,707,386)	$(478,911)

Weighted average shares outstanding - Basic and diluted	45,744,794	45,525,289
Basic and diluted loss per share	$(0.04)	$(0.01)

Note 3 – Convertible debentures:

On May 23, 2011, the Company issued $12,500,000 aggregate principal amount of debentures to a European investor and to John N. Hatsopoulos, the Company’s Chief Executive Officer. The debentures mature on May 25, 2018 and accrue interest at the rate of 6% per annum payable on a semi-annual basis. At the holder’s option, the debentures may be converted into shares of the Company’s common stock at a conversion price of $2.20 per share, subject to adjustment in certain circumstances. The Company has the option to redeem at 115% of Par Value any or all of the debentures after May 25, 2016. The proceeds of the debentures will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes. The debentures canceled the revolving line of credit agreement with John N. Hatsopoulos, which as of May 23, 2011, had a principal amount outstanding of $2,400,000.

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

AMERICAN DG ENERGY INC.

On March 13, 2012, at the request of all holders of the debentures, the Company modified the terms of the interest payment from cash to shares of the Company’s common stock. The modification to the interest payment is for interest paid in 2012, 2013 and 2014, provided that the Company’s shares are listed on a National Securities Exchange. Also, under the terms of the agreement, for the May semi-annual interest payment, the Company will use the April average daily closing price of the common stock in order to determine the conversion price and for the November semi-annual interest payment the Company will use the October average daily closing price of the common stock in order to determine the conversion price.

Note 4 – Warrants:

On January 15, 2011, the Company signed an investor relations consulting agreement with AIM Capital Corporation d/b/a Barry Kaplan Associates, or AIM Capital, for a period of twelve months. In connection with that agreement the Company granted AIM Capital a warrant to purchase 30,000 shares of American DG Energy Inc. common stock at an exercise price per share of $2.69, with a four year vesting period and an expiration date of January 15, 2016. The Company received no other consideration from the issuance of the warrants. The expense related to this warrant was de minimis for the three months ended March 31, 2012.

On February 22, 2012, the Company sold a warrant to purchase shares of the Company’s common stock to an accredited investor, for a purchase price of $7,500. The warrant, which expires on February 22, 2013, gives the investor the right but not the obligation to purchase 50,000 shares of the company’s common stock at an exercise price per share of $3.00.

At March 31, 2012, the Company had 588,000 warrants outstanding including, 50,000 warrants at an exercise price of $3.00 per share that expire on February 22, 2013; 8,000 warrants at an exercise price of $2.98 per share that expire on May 30, 2013; 30,000 warrants at an exercise price of $2.69 per share that expire on January 15, 2016, and 500,000 warrants at an exercise price of $3.25 per share that expire on December 14, 2015 (see “Note 6 – Warrant liability”). Warrant activity for the three month period ended March 31, 2012 was as follows:

		Weighted Average
	Number of	Grant Date
	Warrants	Fair Value

Outstanding, December 31, 2011	588,000	$3.12
Granted	50,000	0.15
Exercised	-	-
Expired	(50,000)	(0.21)
Unvested, March 31, 2012	588,000	$3.16

Note 5 – Stock-based compensation:

Stock-based compensation expense for the three month period ended March 31, 2012 and 2011 was $190,727 and $167,411, respectively. At March 31, 2012, the total compensation cost related to stock option awards not yet recognized is $1,209,240. This amount will be recognized over the weighted average period of 3.49 years. During the three months ended March 31, 2012, the Company issued 105,000 stock options to a director and an employee with a vesting schedule of 25% per year and expiration in five years.

During the period ended March 31, 2012, the Company granted nonqualified options to purchase 105,000 shares of the common stock to a director and an employee at prices ranging between $1.60 and $1.67 per share. Those options have a vesting schedule of four years and expire in five years. The fair value of all options issued for the period ended March 31, 2012 was $96,736, with a weighted average grant date fair value of $0.92 per option.

AMERICAN DG ENERGY INC.

Stock option activity for the three month period ended March 31, 2012 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
Common Stock Options	Options	Share	Price	Life	Value

Outstanding, December 31, 2011	2,008,375	$0.07-$3.45	$1.15	4.87 years	$1,055,319
Granted	105,000	$1.60-$1.67	1.67
Exercised	(100,000)	$0.70	0.70
Canceled	(6,000)	$1.82-$2.98	2.59
Expired	-	-	-
Outstanding, March 31, 2012	2,007,375	$0.07-$3.45	$1.19	4.68 years	$2,103,468
Exercisable, March 31, 2012	1,015,875		$0.92		$1,281,943
Vested and expected to vest, March 31, 2012	2,007,375		$1.19		$2,103,468

In January 2011, the Company’s subsidiary EuroSite Power, adopted the 2011 Stock Incentive Plan, or the Stock Plan, under which the board of directors may grant options, awards and authorizations to make restricted stock purchases employees, officers, directors, consultants or advisors to EuroSite Power or any related corporation. The aggregate number of shares of common stock which may be issued pursuant to this Plan is 3,000,000 shares. On June 13, 2011, the board unanimously amended the Plan, subject to shareholder approval, to increase the reserved shares of common stock issuable under the Plan from 3,000,000 to 4,500,000, or the Amended Plan. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. At March 31, 2012 there were 3,067,500 unvested stock options outstanding of EuroSite Power with a vesting schedule of 25% per year and expiration in ten years.

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

Note 7 – Related parties:

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

On December 17, 2009, the Company entered into a revolving line of credit agreement, or the agreement, with John N. Hatsopoulos, the Company’s Chief Executive Officer. Under the terms of the agreement, during the period extending to December 31, 2012, Mr. Hatsopoulos agreed to lend to the Company on a revolving line of credit basis a principal amount up to $5,000,000. All sums advanced pursuant to this agreement bear interest from the date each advance was made until paid in full at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest was due and payable quarterly in arrears and prepayment of principal, together with accrued interest, could be made at any time without penalty. Also, under the terms of the agreement, the credit line from Mr. Hatsopoulos was used solely in connection with the development and installation of current and new energy systems such as cogeneration systems and chillers and not for general corporate purposes including operational expenses such as payroll, maintenance, travel, entertainment, or sales and marketing.

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

On March 13, 2012, at the request of all holders of the debentures, the Company modified the terms of the interest payment from cash to shares of the Company’s common stock. The modification to the interest payment is for interest paid in 2012, 2013 and 2014, provided that the Company’s shares are listed on a National Securities Exchange. Also, under the terms of the agreement, for the May semi-annual interest payment, the Company will use the April average daily closing price of the common stock in order to determine the conversion price and for the November semi-annual interest payment the Company will use the October average daily closing price of the common stock in order to determine the conversion price.

On January 6, 2012, the Company loaned Peter Westerhoff, the noncontrolling interest partner in ADGNY, $15,565 by signing a five month loan agreement earning interest at 12% per annum. As of the date of this report, the loan has been paid off and the noncontrolling interest partner has no amount outstanding with the Company.

The Company’s Chief Financial Officer devotes approximately half of his business time to the affairs of GlenRose Instruments Inc., or GlenRose Instruments, and 50% of his salary is reimbursed by GlenRose Instruments. Also, the Company’s Chief Executive Officer is the Chairman of the Board and a significant investor in GlenRose Instruments and does not receive a salary, bonus or any other compensation from GlenRose Instruments. At March 31, 2012, the Company had a balance of $56,400 due to John N. Hatsopoulos related to interest payable on his outstanding convertible debentures.

AMERICAN DG ENERGY INC.

Note 8 – Commitments and Contingencies:

In July 2011, the Company put on notice an On-Site Utility energy customer, River Point Towers Cooperative Inc., or RPT, over services provided between the Company and RPT due to breach of contract for non-payment of receivables. The Company notified the management of RPT that the non-payment of receivables violated the terms of the agreement and that termination charges would apply. On October 2011, the Company filed a lawsuit at the United States District Court for the Southern District of New York to collect the receivables it was due. The Company is currently not providing energy services at the site. The Company does not expect the outcome to have a material impact on its results of operations and financial condition at the current time and will continue to assess the situation.

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. As of March 31, 2012, the Company has classified the warrants with put and call rights as Level 3 (see “Note 6 – Warrant liability”). The Company estimated that the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 60.7%, risk free interest rate of 2.08%, expected life of five years and no dividends. The Company estimated that the fair value of the warrants at March 31, 2012, using this same model with the following average assumptions assigned to the varying outcomes: expected volatility of 75.4%, risk free interest rates of 1.04%, expected lives of 3.71 years and no dividends. As of March 31, 2012, the financial liabilities held by the Company and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $466,295.

The following table summarizes the activity for the period:

Warrant Liabilities
Fair value at December 31, 2011	$249,561
Fair value adjustment at March 31, 2012	(216,734)
Fair value at March 31, 2012	$466,295

The Company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and amounts due to/from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and amounts due to/from related parties approximate their fair values based on their short-term nature. The warrant liability is recorded at fair value. The carrying value of the convertible debentures on the balance sheet at March 31, 2012 approximates fair value as the terms approximate those currently available for similar instruments.

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

First Quarter 2012 Compared to First Quarter 2011

Revenues

Revenues in the first quarter of 2012 were $1,502,402 compared to $1,654,720 for the same period in 2011, a decrease of $152,318 or 9.2%. The decrease in revenues was primarily due the decrease in turnkey installation revenue during the period that is not considered the Company’s core business. Our On-Site Utility energy revenues in the first quarter of 2012 remained relatively flat at $1,451,569 compared to $1,446,152 for the same period in 2011, an increase of $5,417 or 0.4%. Our turnkey and other revenue in the first quarter of 2012 decreased to $50,833 compared to $208,568 for the same period in 2011. During the quarter ended March 31, 2012 the Company did not have any turnkey installation revenue and the only revenue recorded was from maintenance of energy systems and commissions from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the first quarter of 2012, the Company operated 83 energy systems, at 44 locations in the Northeast, representing 5,835 kW of installed electricity plus thermal energy, compared to 76 energy systems at 42 locations, representing 5,235 kW of installed electricity plus thermal energy for the same period in 2011. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first quarter of 2012 was $1,297,508 compared to $1,476,393 for the same period in 2011, a decrease of $178,885 or 12.1%. Included in the cost of sales was depreciation expense of $294,696 in the first quarter of 2012, compared to $288,394 for the same period in 2011, due to additional installations. The increase in cost of sales was primarily associated with additional sites operating during the quarter and the overall increase in maintenance and fuel costs.

Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that decreased by 2.7% as a percentage of energy revenue in the first quarter of 2012, compared to the same period in 2011. Our cost of sales also includes the cost of maintenance of our systems which increased by 1.3% as a percentage of energy revenue in the first quarter of 2012, compared to the same period in 2011.

During the first quarter of 2012, our gross margins were 13.6% compared to 10.8% for the same period in 2011, primarily due to the lower cost of fuel during the quarter. The price of natural gas, a key component in calculating our thermal or hot water revenue, was lower in the first quarter of 2012. Our On-Site Utility energy margins excluding depreciation were at 31.8% in the first quarter of 2012 compared to 30.5% for the same period in 2011.

AMERICAN DG ENERGY INC.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first quarter of 2012 were $767,952 compared to $501,120 for the same period in 2011, an increase of $266,832 or 53.2%. The increase was due to additional expenses relating to our subsidiary EuroSite Power and increased non-cash compensation expense related to the issuance of stock option awards to EuroSite Power employees and directors.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the first quarter of 2012 were $357,869 compared to $129,654 for the same period in 2011, an increase of $228,215. The increase in our selling expenses was due to the expansion of our domestic sales force, the addition of new employees at our EuroSite Power subsidiary and increased advertising costs.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first quarter of 2012 were $279,812 compared to $148,405 for the same period in 2011, an increase of $131,407. The increase in our engineering expenses was primarily due to the addition of new employees.

Loss from Operations

The loss from operations in the first quarter of 2012 was $1,200,739 compared to loss $600,852 for the same period in 2011. The increase in the operating loss was due to additional expenses relating to the formation of our EuroSite Power subsidiary and increased non-cash compensation expense related to the issuance of stock option awards to EuroSite Power employees and directors. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $190,727 in the first quarter of 2012, compared to $167,411 for the same period in 2011.

Other Income (Expense), Net

Our other expense, net, in the first quarter of 2012 was a loss of $497,532 compared to $177,941 for the same period in 2011. Other income, net, includes interest and other income, interest expense and change in fair value of warrant liability. Interest and other income was $12,758 in the first quarter of 2012 compared to $11,359 for the same period in 2011. The increase was due to higher yields on our invested funds. Interest expense was $293,556 in the first quarter of 2012 compared to $29,046 for the same period in 2011, due to interest accrued on our debentures issued in May 2011. In the first quarter of 2012, the change in fair value of warrant liability was a loss of $216,734 compared to a gain of $195,628 for the same period in 2011 (see “Note 6 – Warrant liability”).

Provision for Income Taxes

Our provision for state income taxes in the first quarter of 2012 was $19,102 compared to $11,603 for the same period in 2011, due to the profitability of our joint venture ADGNY. No benefit to the Company’s losses has been provided in either period.

Noncontrolling Interest

The noncontrolling interest share in the profits (losses) in ADGNY and EuroSite Power was $9,987 in the first quarter of 2012 compared to $(44,397) for the same period in 2011. The change in the noncontrolling interest was due to revenue increase in the joint venture, offset by the expenses in the EuroSite Power subsidiary.

Liquidity and Capital Resources

Consolidated working capital at March 31, 2012 was $17,867,862, compared to $18,250,164 at December 31, 2011. Included in working capital were cash and cash equivalents of $17,202,561 at March 31, 2012, compared to $17,801,025 at December 31, 2011. The decrease in working capital was a result of cash used in operation of new energy projects.

Cash used by operating activities was $1,219,461 in the first three months of 2012 compared to $594,686 for the same period in 2011. The Company's short and long-term receivables balance, including unbilled revenue, increased to $1,065,012, in the first three months of 2012 compared to $981,119 at December 31, 2011, using $83,893 of cash due to the increased revenue in the period and the timing of collections. Amount due to the Company from related parties increased to $109,360 in the first three months of 2012 compared to $21,140 at December 31, 2011, using $88,220 of cash due to services performed by the Company for EuroSite Power and ADGNY. Our inventory increased to $825,299 in the first three months of 2012 compared to $634,120 at December 31, 2011, using $191,179 of cash due to the purchase of new energy systems for future installations. Our prepaid and other current assets increased to $423,733 in the first three months of 2012 compared to $322,276 at December 31, 2011, using $101,457 of cash due to prepaid insurance and other fees.

AMERICAN DG ENERGY INC.

Accounts payable decreased to $495,478 in the first three months of 2012, compared to $520,608 at December 31, 2011, using $25,130 of cash. Our accrued expenses and other current liabilities increased to $797,620 at March 31, 2012 compared to $589,032 at December 31, 2011, providing $208,588 of cash, primarily due to accrued interest on convertible debentures. The amount due to related party increased to $384,376 in the first three months of 2012, compared to $313,847 at December 31, 2011, providing $70,529 of cash primarily due to equipment purchased from Tecogen.

During the first three months of 2012, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The Company used $244,801 for purchases and installation of energy systems. The Company's financing activities provided $865,798 of cash in the first three months of 2012 from the issuance of common stock and warrants and from the exercise of stock options, offset by purchases of common stock, payments on capital lease obligations and distributions to noncontrolling interest.

At March 31, 2012, the Company’s commitments included a lease for a plotter with a remaining balance of $8,701 and a rental commitment. The source of funds to fulfill those commitments will be provided from either the Company’s existing line of credit agreement or through debt or equity financings.

On May 23, 2011, the Company issued $12,500,000 aggregate principal amount of debentures to a European investor and to John N. Hatsopoulos, the Company’s Chief Executive Officer. The debentures will mature on May 25, 2018 and accrue interest at the rate of 6% per annum payable on a semi-annual basis. At the holder’s option, the debentures may be converted into shares of the Company’s common stock at a conversion price of $2.20 per share, subject to adjustment in certain circumstances. The Company has the option to redeem at 115% of Par Value any or all of the debentures after May 25, 2016. The proceeds of the debentures will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes. The debentures canceled the revolving line of credit agreement with John N. Hatsopoulos, which as of May 23, 2011, had a principal amount outstanding of $2,400,000.

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

The Company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no cost. Therefore the Company is capital intensive. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond June 30, 2013, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have made changes in our internal controls over financial reporting during the period ended March 31, 2012. We hired a consultant to review existing controls and review recent updates and changes to the Company’s documentation to ensure that any process or control changes are properly identified and documented, including updating the Company’s existing risk matrix. The engagement included the creation of testing plans based upon the current state of processes and key controls and the identification of areas for process improvements and documentation updates. The Company has already implemented many of the recommended processes.

Report of Management on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2012.

The Company had 23 active employees, including two part time employees as of March 31, 2012. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

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

AMERICAN DG ENERGY INC.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 6. Exhibits

Exhibit
Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2012.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)

