Form 10-Q
period 2012-06-30
AMERICAN DG ENERGY INC
filed 2012-08-14
CIK 1378706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Title of each class	Outstanding at June 30, 2012
Common Stock, $0.001 par value	46,908,460

AMERICAN DG ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDING JUNE 30, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets –
	June 30, 2012 and December 31, 2011 (unaudited)	3

	Condensed Consolidated Statements of Operations –
	Three Months Ended June 30, 2012 and June 30, 2011 (unaudited)	4

	Condensed Consolidated Statements of Operations –
	Six Months Ended June 30, 2012 and June 30, 2011 (unaudited)	5

	Condensed Consolidated Statement of Cash Flows –
	Six Months Ended June 30, 2012 and June 30, 2011 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

Signatures		25

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 and December 31, 2011 (unaudited)

	June 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$15,679,354	$17,801,025
Accounts receivable, net	860,965	879,630
Unbilled revenue	15,910	18,825
Due from related party	68,500	21,140
Inventory	1,125,238	634,120
Prepaid and other current assets	381,289	322,276
Total current assets	18,131,256	19,677,016

Property, plant and equipment, net	14,766,580	14,690,117
Accounts receivable, long-term	111,864	82,664
Other assets, long-term	52,328	53,504

TOTAL ASSETS	$33,062,028	$34,503,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$485,679	$520,608
Accrued expenses and other current liabilities	670,693	589,032
Due to related party	581,333	313,847
Capital lease obligations	3,365	3,365
Total current liabilities	1,741,070	1,426,852

Long-term liabilities:
Convertible debentures	19,400,000	19,400,000
Warrant liability	510,897	249,561
Capital lease obligations, long-term	1,683	3,365
Other long-term liabilities	36,248	43,052
Total liabilities	21,689,898	21,122,830

Stockholders’ equity:
American DG Energy Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,908,460 and 46,001,404 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	46,908	46,001
Additional paid-in capital	32,380,226	30,399,370
Accumulated deficit	(21,749,716)	(17,931,058)
Total American DG Energy Inc. stockholders’ equity	10,677,418	12,514,313
Noncontrolling interest	694,712	866,158
Total stockholders’ equity	11,372,130	13,380,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,062,028	$34,503,301

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2012 and June 30, 2011

	Three Months Ended
	June 30,	June 30,
	2012	2011
	(unaudited)	(unaudited)
Revenues
Energy revenues	$1,136,265	$1,435,025
Turnkey & other revenues	56,692	45,436
	1,192,957	1,480,461
Cost of sales
Fuel, maintenance and installation	694,746	894,928
Depreciation expense	534,888	314,634
	1,229,634	1,209,562
Gross profit (loss)	(36,677)	270,899

Operating expenses
General and administrative	614,454	523,503
Selling	749,383	104,296
Engineering	300,265	165,861
	1,664,102	793,660
Loss from operations	(1,700,779)	(522,761)

Other income (expense), net
Interest and other income	13,682	8,622
Interest expense	(447,477)	(74,558)
Change in fair value of warrant liability	(44,602)	188,367
	(478,397)	122,431

Loss before provision for state income taxes	(2,179,176)	(400,330)
Benefit (provision) for state income taxes	7,140	(5,509)
Consolidated net loss	(2,172,036)	(405,839)

(Income) loss attributable to the noncontrolling interest	60,764	(19,145)
Net loss attributable to American DG Energy Inc.	$(2,111,272)	$(424,984)

Net loss per share - basic and diluted	$(0.05)	$(0.01)

Weighted average shares outstanding - basic and diluted	46,639,141	45,578,201

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2012 and June 30, 2011

	Six Months Ended
	June 30,	June 30,
	2012	2011
	(unaudited)	(unaudited)
Revenues
Energy revenues	$2,587,834	$2,881,177
Turnkey & other revenues	107,525	254,004
	2,695,359	3,135,181
Cost of sales
Fuel, maintenance and installation	1,697,558	2,082,927
Depreciation expense	829,584	603,028
	2,527,142	2,685,955
Gross profit	168,217	449,226

Operating expenses
General and administrative	1,445,323	1,024,623
Selling	1,044,335	233,950
Engineering	580,077	314,266
	3,069,735	1,572,839
Loss from operations	(2,901,518)	(1,123,613)

Other income (expense)
Interest and other income	26,440	19,981
Interest expense	(741,033)	(103,604)
Change in fair value of warrant liability	(261,336)	383,995
	(975,929)	300,372

Loss before provision for state income taxes	(3,877,447)	(823,241)
Provision for state income taxes	(11,962)	(17,112)
Consolidated net loss	(3,889,409)	(840,353)

(Income) loss attributable to the noncontrolling interest	70,751	(63,542)
Net loss attributable to American DG Energy Inc.	$(3,818,658)	$(903,895)

Net loss per share - basic and diluted	$(0.08)	$(0.02)

Weighted average shares outstanding - basic and diluted	46,191,967	45,551,891

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and June 30, 2011

	Six Months Ended
	June 30,	June 30,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,818,658)	$(903,895)
Income (loss) attributable to noncontrolling interest	(70,751)	63,542
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	857,224	622,383
Provision for losses on accounts receivable	74,291	1,712
Amortization of deferred financing costs	1,176	2,256
Increase (decrease) in fair value of warrant liability	261,336	(383,995)
Noncash interest expense	712,921	-
Stock-based compensation	379,857	292,245
Changes in operating assets and liabilities
(Increase) decrease in:
Restricted cash	-	65,790
Accounts receivable and unbilled revenue	(81,911)	(284,903)
Due from related party	(47,360)	(26,802)
Inventory	(491,118)	(67,634)
Prepaid and other current assets	(59,013)	(58,590)
Increase (decrease) in:
Accounts payable	(34,929)	35,958
Accrued expenses and other current liabilities	81,661	(47,441)
Due to related party	267,486	49,856
Other long-term liabilities	(6,804)	(48,484)
Net cash used in operating activities	(1,974,592)	(688,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(933,687)	(1,017,742)
Net cash used in investing activities	(933,687)	(1,017,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	10,100,000
Proceeds from sale of common stock, net of costs	1,560,000	-
Proceeds from sale of subsidiary common stock, net of costs	-	1,238,401
Proceeds from exercise of stock options	114,882	26,798
Proceeds from issuance of common stock warrants	7,500	-
Purchases of common stock, net of costs	(750,000)	-
Principal payments on capital lease obligations	(1,682)	(1,682)
Cancellation of restricted stock	-	(20)
Distributions to noncontrolling interest	(144,092)	(171,461)
Net cash provided by financing activities	786,608	11,192,036

Net increase in cash and cash equivalents	(2,121,671)	9,486,292
Cash and cash equivalents, beginning of the period	17,801,025	3,921,054
Cash and cash equivalents, end of the period	$15,679,354	$13,407,346

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$-	$44,039
Income taxes	$-	$32,820

Non-cash investing and financing activities:
Interest on convertible debentures paid in stock	$712,921	$-
Conversion of related party revolving line of credit to convertible debentures	$-	$2,400,000

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending June 30, 2012

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

Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual report on Form 10-K for the year ended December 31, 2011, or the Annual report, filed with the SEC. The Company’s operating results for the three and six month period ended June 30, 2012, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2012.

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary American DG Energy, its 51% joint venture, American DG New York, LLC, or ADGNY, and its 82.8% owned subsidiary EuroSite Power Inc., or EuroSite Power.

The Company owns 51% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the Company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the Company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the underlying energy projects. The economic ownership of the energy projects is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The Company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner, Peter Westerhoff, each quarter. On the Company’s consolidated balance sheets, noncontrolling interest represents the partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The Company owned a controlling 51% legal interest and a 68% economic interest in ADGNY as of June 30, 2012.

In July 2010 the Company invested $45,000 in exchange for 45 million shares of EuroSite Power, a newly established corporation. The investment gave the Company a controlling financial interest in EuroSite Power, whose business focus is to introduce the On-Site Utility solution into the European market. Also in July 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares in EuroSite Power. During the year ended December 31, 2011, EuroSite Power raised approximately $1,250,000 in private placements by selling 1,250,000 shares of EuroSite Power common stock to accredited investors at $1.00 per share. As of June 30, 2012 the Company owns an 82.8% interest in EuroSite Power and has consolidated EuroSite Power into its financial statements in accordance with GAAP.

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

AMERICAN DG ENERGY INC.

The Company has experienced total net losses since inception of approximately $21.7 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond June 30, 2013, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

For the six month period ended June 30, 2012, the Company raised $1,560,000, net of issuance costs, from private placements of common stock, $7,500 from issuance of warrants and $114,882 from exercise of stock options. If the Company is unable to raise additional capital in 2013 it may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements at June 30, 2012 and 2011, respectively.

Occasionally, the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company sells each deliverable to other customers on a stand-alone basis, the Company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements at June 30, 2012 and 2011, respectively.

AMERICAN DG ENERGY INC.

The Company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. At June 30, 2012 and 2011, the revenue recognized from demand response activity was $13,610 and $27,513, respectively. The Company treats demand response payments as an operating activity in the statements of cash flows.

Other revenue represents various types of ancillary activities for which the Company expects to engage in from time to time such as the sale of equipment, construction work, engineering work and feasibility studies.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. As of June 30, 2012, the Company had a balance of $13,624,405 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

Accounts Receivable

The Company maintains receivable balances primarily with customers located throughout New York and New Jersey. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Generally, such losses have been within management’s expectations. Bad debt is written off when identified. At June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $114,000 and $172,000, respectively.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of June 30, 2012 and December 31, 2011, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

All of the Company’s cogeneration unit purchases as of June 30, 2012 and December 31, 2011, were from one vendor (see “Note 7 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the Company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen Inc., or Tecogen. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

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

AMERICAN DG ENERGY INC.

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. At June 30, 2012 and 2011, the amount of rebates applied to the cost of construction was $260,701 and $327,138, respectively.

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

See “Note 5 – Stock based compensation” for a summary of the restricted stock and stock option activity under the Company’s stock-based employee compensation plan for the periods ended June 30, 2012 and 2011, respectively.

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

Other Comprehensive Net Loss

The comprehensive net loss for the period ended June 30, 2012 and December 31, 2011, does not differ from the reported loss.

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

Reclassifications

Certain prior period balances have been reclassified to conform with current period presentation.

Note 2 – Loss per common share:

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise/conversion price is less than the average market price of the common stock for the period. All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three and six months ended June 30, 2012 and 2011 respectively was as follows:

	Three Months		Six Months
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Earnings per share
Loss available to stockholders	$(2,111,272)	$(424,984)	$(3,818,658)	$(903,895)

Weighted average shares outstanding - Basic and diluted	46,639,141	45,578,201	46,191,967	45,551,891
Basic and diluted loss per share	$(0.05)	$(0.01)	$(0.08)	$(0.02)

Shares underlying warrants outstanding	588,000	588,000	588,000	588,000
Shares underlying stock options outstanding	2,151,986	2,328,375	2,151,986	2,328,375
Shares underlying convertible debentures outstanding	8,818,182	-	8,818,182	-
	11,558,168	2,916,375	11,558,168	2,916,375

AMERICAN DG ENERGY INC.

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

In March 2012, the debenture holders amended the terms on the debentures with respect to the interest payment and agreed to receive their interest payment in shares of the Company’s common stock instead of cash for 2012, 2013 and 2014, provided that the Company’s shares are listed on a National Securities Exchange. Under the terms of the agreement, for the May semi-annual interest payment, the Company will use the April average daily closing price of the common stock in order to determine the conversion price and for the November semi-annual interest payment the Company will use the October average daily closing price of the common stock in order to determine the conversion price. All other terms and conditions, including interest rate and maturity date remain the same. On May 25, 2012, the total interest due to the debenture holders was $559,000 and in connection with the amendment the Company issued to the debenture holders 251,917 shares of common stock at $2.22 per share which was the average price of the Company’s common stock during the month of April. In connection with this transaction, the Company recorded an additional $153,921 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2012.

Note 4 – Warrants:

On January 15, 2011, the Company signed an investor relations consulting agreement with AIM Capital Corporation d/b/a Barry Kaplan Associates, or AIM Capital, for a period of twelve months. In connection with that agreement the Company granted AIM Capital a warrant to purchase 30,000 shares of American DG Energy Inc. common stock at an exercise price per share of $2.69, with a four year vesting period and an expiration date of January 15, 2016. The Company received no other consideration from the issuance of the warrants. The expense related to this warrant was de minimis for the six months ended June 30, 2012.

On February 22, 2012, the Company sold a warrant to purchase shares of the Company’s common stock to an accredited investor, for a purchase price of $7,500. The warrant, which expires on February 22, 2013, gives the investor the right but not the obligation to purchase 50,000 shares of the Company’s common stock at an exercise price per share of $3.00.

At June 30, 2012, the Company had 588,000 warrants outstanding including, 50,000 warrants at an exercise price of $3.00 per share that expire on February 22, 2013; 8,000 warrants at an exercise price of $2.98 per share that expire on May 30, 2013; 500,000 warrants at an exercise price of $3.25 per share that expire on December 14, 2015 (see “Note 6 – Warrant liability” and “Note 9 – Fair value measurements”); and 30,000 warrants at an exercise price of $2.69 per share that expire on January 15, 2016. Warrant activity for the six month period ended June 30, 2012 was as follows:

		Weighted Average
	Number of	Grant Date
	Warrants	Fair Value

Outstanding, December 31, 2011	588,000	$3.12
Granted	50,000	0.15
Exercised	-	-
Expired	(50,000)	0.21
Unvested, June 30, 2012	588,000	$3.12

AMERICAN DG ENERGY INC.

Note 5 – Stock-based compensation:

Stock-based compensation expense for the six months ended June 30, 2012 and 2011 was $379,857 and $292,245, respectively. At June 30, 2012, the total compensation cost related to stock option awards not yet recognized is $1,325,238. This amount will be recognized over the weighted average period of 3.28 years. During the six months ended June 30, 2012, the Company issued 300,000 stock options to two directors and 10,000 to two employees with a vesting schedule of 25% per year and expiration in five years. Stock option activity for the six months ended June 30, 2012 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
Common Stock Options	Options	Share	Price	Life	Value

Outstanding, December 31, 2011	2,008,375	$0.07-$3.45	$1.15	4.87 years	$1,055,319
Granted	310,000	$1.60-$2.79	2.40
Exercised	(155,139)	$0.70-$1.82	0.74
Canceled	(11,250)	$1.82-$2.98	2.64
Expired	-	-	-
Outstanding, June 30, 2012	2,151,986	$0.07-$3.45	$1.35	4.51 years	$2,280,678
Exercisable, June 30, 2012	987,236		$0.98		$1,344,178
Vested and expected to vest, June 30, 2012	2,151,986		$1.35		$2,280,678

In January 2011, the Company’s subsidiary EuroSite Power, adopted the 2011 Stock Incentive Plan, or the Stock Plan, under which the board of directors may grant options, awards and authorizations to make restricted stock purchases employees, officers, directors, consultants or advisors to EuroSite Power or any related corporation. The aggregate number of shares of common stock which may be issued pursuant to this Plan is 3,000,000 shares. On June 13, 2011, the board unanimously amended the Plan, subject to shareholder approval, to increase the reserved shares of common stock issuable under the Plan from 3,000,000 to 4,500,000, or the Amended Plan. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. At June 30, 2012 there were 3,590,000 unvested stock options outstanding of EuroSite Power with a vesting schedule of 25% per year and expiration in ten years.

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

AMERICAN DG ENERGY INC.

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

In July 2012, the Company entered into the 2006 Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the Company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the current amendment to the Agreement, Tecogen provides the Company with office space and utilities at a monthly rate of $5,054.

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

In March 2012, the debenture holders amended the terms on the debentures with respect to the interest payment and agreed to receive their interest payment in shares of the Company’s common stock instead of cash for 2012, 2013 and 2014, provided that the Company’s shares are listed on a National Securities Exchange. Under the terms of the agreement, for the May semi-annual interest payment, the Company will use the April average daily closing price of the common stock in order to determine the conversion price and for the November semi-annual interest payment the Company will use the October average daily closing price of the common stock in order to determine the conversion price. All other terms and conditions, including interest rate and maturity date remain the same. On May 25, 2012, the total interest due to the debenture holders was $559,000 and in connection with the amendment the Company issued to the debenture holders 251,917 shares of common stock at $2.22 per share which was the average price of the Company’s common stock during the month of April. In connection with this transaction, the Company recorded an additional $153,921 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2012.

On January 6, 2012, the Company loaned Peter Westerhoff, the noncontrolling interest partner in ADGNY, $15,565 by signing a five month loan agreement earning interest at 12% per annum. As of the date of this report, the loan has been paid off and the noncontrolling interest partner has no amount outstanding with the Company.

AMERICAN DG ENERGY INC.

The Company’s Chief Financial Officer devotes approximately half of his business time to the affairs of GlenRose Instruments Inc., or GlenRose Instruments, and 50% of his salary is reimbursed by GlenRose Instruments. Also, the Company’s Chief Executive Officer is the Chairman of the Board and a significant investor in GlenRose Instruments and does not receive a salary, bonus or any other compensation from GlenRose Instruments. At June 30, 2012, the Company had a balance of $20,000 due to John N. Hatsopoulos related to interest payable on his outstanding convertible debentures.

Note 8 – Commitments and contingencies:

In July 2011, the Company put on notice an On-Site Utility energy customer, River Point Towers Cooperative Inc., or RPT, over services provided pursuant to an Equipment Lease Agreement between the Company and RPT due to breach of contract for non-payment of receivables. The Company notified RPT’s management that the non-payment of receivables violated the terms of the agreement and that termination charges would apply. The Company stopped providing energy services at that site in August 2011. In October 2011, the Company filed a lawsuit at the United States District Court for the Southern District of New York to collect the receivables it was due and in May 2012, the Company and RPT settled their claims without admission of any liability. As a result of this settlement, the equipment was removed from the site at a cost of $100,500 and the movement of the equipment resulted in an additional charge of $237,968 (included in depreciation expense) in the second quarter of 2012.

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. As of June 30, 2012, the Company has classified 500,000 warrants with an exercise price of $3.25 per share that contain put and call rights as Level 3 (see “Note 6 – Warrant liability”). The Company records the fair value of the warrant liability on a recurring basis and estimates the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 60.7%, risk free interest rate of 2.08%, expected life of five years and no dividends. The Company estimated that the fair value of the warrants at June 30, 2012, using this same model with the following average assumptions assigned to the varying outcomes: expected volatility of 77.6%, risk free interest rates of 0.72%, expected lives of 3.46 years and no dividends. As of June 30, 2012, the financial liabilities held by the Company and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $510,897.

The following table summarizes the activity for the period:

Warrant Liabilities
Fair value at December 31, 2011	$249,561
Fair value adjustment at June 30, 2012	261,336
Fair value at June 30, 2012	$510,897

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, convertible debentures and amounts due to/from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and amounts due to/from related parties approximate their fair values based on their short-term nature. The carrying value of the convertible debentures on the balance sheet at June 30, 2012 approximates fair value as the terms (Level 2 inputs) approximate those currently available for similar instruments

AMERICAN DG ENERGY INC.

Note 10 – Subsequent events:

On August 7, 2012, the Company entered into a definitive agreement to sell restricted common stock for aggregate proceeds of $2,000,000 to Dr. Phillip Frost through one of his trusts. Pursuant to the agreement, the Company sold to Dr. Frost 1,250,000 shares of restricted common stock at $1.60 per share at an aggregate purchase price of $2,000,000. The proceeds of the private placement will be used to fund additional installations of the Company’s On-Site Utility energy systems and for general corporate and working capital purposes.

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

Second quarter 2012 Compared to Second quarter 2011

Revenues

Revenues in the second quarter of 2012 were $1,192,957 compared to $1,480,461 for the same period in 2011, a decrease of $287,504 or 19.4%. The decrease in revenues was primarily due to the decrease in output due to milder temperatures, due to utility rates such as gas and electric that decreased during the second quarter of 2012 compared to the same period in 2011, and due to a few systems that were not operating during the second quarter of 2012, compared to the same period in 2011. Our On-Site Utility energy revenue in the second quarter of 2012 was $1,136,265 compared to $1,435,025 for the same period in 2011, a decrease of $298,760. Our turnkey and other revenue in the second quarter of 2012 increased to $56,692 compared to $45,436 for the same period in 2011. During the quarter ended June 30, 2012 the Company performed billable services and recorded revenue from maintenance of energy systems and commissions from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the second quarter of 2012, the Company operated 89 energy systems, at 48 locations representing 6,202 kW of installed electricity plus thermal energy, compared to 77 energy systems at 43 locations, representing 5,310 kW of installed electricity plus thermal energy for the same period in 2011. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the second quarter of 2012 were $1,229,634 compared to $1,209,562 for the same period in 2011, an increase of $20,072 or 1.7%. Included in the cost of sales was depreciation expense of $534,888 in the second quarter of 2012, compared to $314,634 for the same period in 2011, due to additional installations and due to the additional charge $237,968 as a result of the May settlement with RPT. The cost of fuel, maintenance and installation was $694,746 in the second quarter of 2012, compared to $894,928 for the same period in 2011, due to the decrease in our revenue during the quarter.

Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that increased by 1.4% as a percentage of energy revenue in the second quarter of 2012, compared to the same period in 2011. Our cost of sales also includes the cost of maintenance of our systems which decreased by 2.1% as a percentage of energy revenue in the second quarter of 2012, compared to the same period in 2011.

During the second quarter of 2012, our gross margins were -3.1% compared to 18.3% for the same period in 2011, primarily due to the lower revenue base and the increased depreciation expense during the quarter. Our On-Site Utility energy margins excluding depreciation were at 39.2% in the second quarter of 2012 compared to 38.3% for the same period in 2011.

AMERICAN DG ENERGY INC.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the second quarter of 2012 were $614,454 compared to $523,503 for the same period in 2011, an increase of $90,951 or 17.4%. The increase was due to additional expenses relating to our subsidiary EuroSite Power and increased non-cash compensation expense related to the issuance of stock option awards to EuroSite Power employees and directors.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the second quarter of 2012 were $749,383 compared to $104,296 for the same period in 2011, an increase of $645,087. The increase in our selling expenses was due to the expansion of our domestic sales force, the addition of new employees at our EuroSite Power subsidiary and increased advertising costs.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the second quarter of 2012 were $300,265 compared to $165,861 for the same period in 2011, an increase of $134,404. The increase in our engineering expenses was primarily due to the addition of new employees.

Loss from Operations

The loss from operations in the second quarter of 2012 was $1,700,779 compared to loss $522,761 for the same period in 2011. The increase in the operating loss was due to additional expenses relating to the formation of our EuroSite Power subsidiary, the increased non-cash compensation expense related to the issuance of stock option awards to EuroSite Power employees and directors and the additional expenses related to the settlement with RPT (see “Note 8 – Commitments and contingencies”). Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $189,130 in the second quarter of 2012, compared to $124,834 for the same period in 2011.

Other Income (Expense), Net

Our other expense, net, in the second quarter of 2012 was a loss of $478,397 compared to income of $122,431 for the same period in 2011. Other income, net, includes interest and other income, interest expense and change in fair value of warrant liability. Interest and other income was $13,682 in the second quarter of 2012 compared to $8,622 for the same period in 2011. The increase was due to higher yields on our invested funds. Interest expense was $447,477 in the second quarter of 2012 compared to $74,558 for the same period in 2011, due to interest payable in common stock on our debentures issued in May 2011. In the second quarter of 2012, the change in fair value of warrant liability was an increase of $44,602 compared to a decrease of $188,367 for the same period in 2011 (see “Note 6 – Warrant liability”).

Benefit (Provision) for Income Taxes

Our benefit for state income taxes in the second quarter of 2012 was $7,140 compared to a provision of $5,509 for the same period in 2011.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a loss of $60,764 in the second quarter of 2012 compared to a profit of $19,145 for the same period in 2011. The change was due expenses in the EuroSite Power subsidiary, offset by revenue in the joint venture.

First Six Months of 2012 Compared to First Six Months of 2011

Revenues

Revenues in the first six months of 2012 were $2,695,359 compared to $3,135,181 for the same period in 2011, a decrease of $439,822 or 14.0%. The decrease in revenues was primarily due to the decrease in output due to milder temperatures, due to utility rates such as gas and electric that decreased during the second quarter of 2012 compared to the same period in 2011, and due to a few systems that were not operating during the second quarter of 2012, compared to the same period in 2011. Our On-Site Utility energy revenue in the first six months of 2012 was $2,587,834 compared to $2,881,177 for the same period in 2011, a decrease of $293,343. Our turnkey and other revenue in the first six months of 2012 decreased to $107,525 compared to $254,004 for the same period in 2011. During the six months ended June 30, 2012 the Company performed billable services and recorded revenue from maintenance of energy systems and commissions from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

AMERICAN DG ENERGY INC.

During the first six months of 2012, the Company operated 89 energy systems, at 48 locations representing 6,202 kW of installed electricity plus thermal energy, compared to 77 energy systems at 43 locations, representing 5,310 kW of installed electricity plus thermal energy for the same period in 2011. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first six months of 2012 were $2,527,142 compared to $2,685,955 for the same period in 2011, a decrease of $158,813 or 5.9%. Included in the cost of sales was depreciation expense of $829,584 in the first six months of 2012, compared to $603,028 for the same period in 2011, due to additional installations and due to the additional charge of $237,968 as a result of the May settlement with RPT. The cost of fuel, maintenance and installation was $1,697,558 in the first six months of 2012, compared to $2,082,927 for the same period in 2011, due to the decrease in our revenue during the quarter.

Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that decreased by 1.0% as a percentage of energy revenue in the first six months of 2012, compared to the same period in 2011. Our cost of sales also includes the cost of maintenance of our systems which decreased by 0.2% as a percentage of energy revenue in the first six months of 2012, compared to the same period in 2011.

During the first six months of 2012, our gross margins were 6.2% compared to 14.3% for the same period in 2011, primarily due to the lower revenue base and the increased depreciation expense during the quarter. Our On-Site Utility energy margins excluding depreciation were at 35.0% in the first six months of 2012 compared to 34.4% for the same period in 2011.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first six months of 2012 were $1,445,323 compared to $1,024,623 for the same period in 2011, an increase of $420,700 or 41.1%. The increase was due to additional expenses relating to our subsidiary EuroSite Power and increased non-cash compensation expense related to the issuance of stock option awards to EuroSite Power employees and directors.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the first six months of 2012 were $1,044,335 compared to $233,950 for the same period in 2011, an increase of $810,385. The increase in our selling expenses was due to the expansion of our domestic sales force, the addition of new employees at our EuroSite Power subsidiary and increased advertising costs.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first six months of 2012 were $580,077 compared to $314,266 for the same period in 2011, an increase of $265,811. The increase in our engineering expenses was primarily due to the addition of new employees.

Loss from Operations

The loss from operations in the first six months of 2012 was $2,901,518 compared to loss $1,123,613 for the same period in 2011. The increase in the operating loss was due to additional expenses relating to the formation of our EuroSite Power subsidiary, the increased non-cash compensation expense related to the issuance of stock option awards to EuroSite Power employees and directors and the additional expenses related to the settlement with RPT (see “Note 8 – Commitments and contingencies”). Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $379,857 in the first six months of 2012, compared to $292,245 for the same period in 2011.

AMERICAN DG ENERGY INC.

Other Income (Expense), Net

Our other expense, net, in the first six months of 2012 was a loss of $975,929 compared to $300,372 for the same period in 2011. Other income, net, includes interest and other income, interest expense and change in fair value of warrant liability. Interest and other income was $26,440 in the first six months of 2012 compared to $19,981 for the same period in 2011. The increase was due to higher yields on our invested funds. Interest expense was $741,033 in the first six months of 2012 compared to $103,604 for the same period in 2011, due to interest payable in common stock on our debentures issued in May 2011. In the first six months of 2012, the change in fair value of warrant liability was an increase of $261,336 compared to a decrease of $383,995 for the same period in 2011 (see “Note 6 – Warrant liability”).

Provision for Income Taxes

Our provision for state income taxes in the first six months of 2012 was $11,962 compared to $17,112 for the same period in 2011.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a loss of $70,751 in the first six months of 2012 compared to a profit of $63,542 for the same period in 2011. The change in the noncontrolling interest was due expenses in the EuroSite Power subsidiary, offset by revenue in the joint venture.

Liquidity and Capital Resources

Consolidated working capital at June 30, 2012 was $16,390,186, compared to $18,250,164 at December 31, 2011. Included in working capital were cash and cash equivalents of $15,679,354 at June 30, 2012, compared to $17,801,025 at December 31, 2011. The decrease in working capital was a result of cash used in operation of new energy projects.

Cash used by operating activities was $1,974,592 in the first six months of 2012 compared to $688,002 for the same period in 2011. The Company's short and long-term receivables balance, including unbilled revenue, increased to $988,739, in the first six months of 2012 compared to $981,119 at December 31, 2011, using $7,620 of cash due to the timing of collections. Amount due to the Company from related parties increased to $68,500 in the first six months of 2012 compared to $21,140 at December 31, 2011, using $47,360 of cash for services performed by the Company for EuroSite Power and ADGNY. Our inventory increased to $1,125,238 in the first six months of 2012 compared to $634,120 at December 31, 2011, using $491,118 of cash due to the purchase of new energy systems for future installations. Our prepaid and other current assets increased to $381,289 in the first six months of 2012 compared to $322,276 at December 31, 2011, using $59,013 of cash due to prepaid insurance and other fees.

Accounts payable decreased to $485,679 in the first six months of 2012, compared to $520,608 at December 31, 2011, using $34,929 of cash. Our accrued expenses and other current liabilities increased to $670,693 at June 30, 2012 compared to $589,032 at December 31, 2011, providing $81,661 of cash. The amount due to related party increased to $581,333 in the first six months of 2012, compared to $313,847 at December 31, 2011, providing $267,486 of cash primarily due to equipment purchased from Tecogen.

During the first six months of 2012, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The Company used $933,687 for purchases and installation of energy systems. The Company's financing activities provided $786,608 of cash in the first six months of 2012 from the issuance of common stock and warrants and from the exercise of stock options, offset by purchases of common stock, payments on capital lease obligations and distributions to noncontrolling interest.

At June 30, 2012, the Company’s commitments included a lease for a plotter with a remaining balance of $7,396 and a rental commitment. The source of funds to fulfill those commitments will be provided from either the Company’s existing line of credit agreement or through debt or equity financings.

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

AMERICAN DG ENERGY INC.

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

In March 2012, the debenture holders amended the terms on the debentures with respect to the interest payment and agreed to receive their interest payment in shares of the Company’s common stock instead of cash for 2012, 2013 and 2014, provided that the Company’s shares are listed on a National Securities Exchange. Under the terms of the agreement, for the May semi-annual interest payment, the Company will use the April average daily closing price of the common stock in order to determine the conversion price and for the November semi-annual interest payment the Company will use the October average daily closing price of the common stock in order to determine the conversion price. All other terms and conditions, including interest rate and maturity date remain the same. On May 25, 2012, the total interest due to the debenture holders was $559,000 and in connection with the amendment the Company issued to the debenture holders 251,917 shares of common stock at $2.22 per share which was the average price of the Company’s common stock during the month of April. In connection with this transaction, the Company recorded an additional $153,921 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2012.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have made changes in our internal controls over financial reporting. We hired a consultant to review existing controls and review recent updates and changes to the Company’s documentation to ensure that any process or control changes are properly identified and documented, including updating the Company’s existing risk matrix. The engagement included the creation of testing plans based upon the current state of processes and key controls and the identification of areas for process improvements and documentation updates. The Company has already implemented many of the recommended processes.

Report of Management on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2012.

The Company had 25 active employees, including two part time employees as of June 30, 2012. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

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

Item 6. Exhibits

Exhibit
Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS**	–	XBRL Instance Document

101.SCH**	–	XBRL Taxonomy Extension Schema

101.CAL**	–	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	–	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	–	XBRL Taxonomy Extension Label Linkbase

101.PRE**	–	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2012.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)

