Form 10-Q
period 2012-09-30
AMERICAN DG ENERGY INC
filed 2012-11-14
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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
____________________________________________________________________________

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

Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at September 30, 2012
Common Stock, $0.001 par value	48,168,460

AMERICAN DG ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING SEPTEMBER 30, 2012

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2012 and December 31, 2011 (unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,750,942	$17,801,025
Accounts receivable, net	911,581	879,630
Unbilled revenue	14,379	18,825
Due from related party	164,578	21,140
Inventory	1,255,161	634,120
Prepaid and other current assets	383,342	322,276
Total current assets	18,479,983	19,677,016
Property, plant and equipment, net	16,451,474	14,690,117
Accounts receivable, long-term	66,464	82,664
Other assets, long-term	49,771	53,504
TOTAL ASSETS	$35,047,692	$34,503,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,390,796	$520,608
Accrued expenses and other current liabilities	839,228	589,032
Due to related party	529,464	313,847
Capital lease obligations	3,365	3,365
Total current liabilities	2,762,853	1,426,852
Long-term liabilities:
Convertible debentures	19,400,000	19,400,000
Warrant liability	593,190	249,561
Capital lease obligations, long-term	841	3,365
Other long-term liabilities	32,846	43,052
Total liabilities	22,789,730	21,122,830
Stockholders’ equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 48,168,460 and 46,001,404 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	48,168	46,001
Additional paid-in capital	34,580,997	30,399,370
Accumulated deficit	(23,009,206)	(17,931,058)
Total American DG Energy Inc. stockholders’ equity	11,619,959	12,514,313
Noncontrolling interest	638,003	866,158
Total stockholders’ equity	12,257,962	13,380,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,047,692	$34,503,301

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2012 and September 30, 2011

	Three Months Ended
	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)
Revenues
Energy revenues	$1,337,831	$1,389,159
Turnkey & other revenues	62,424	29,252
	1,400,255	1,418,411
Cost of sales
Fuel, maintenance and installation	733,727	716,806
Depreciation expense	301,813	318,903
	1,035,540	1,035,709
Gross profit	364,715	382,702
Operating expenses
General and administrative	481,707	593,558
Selling	512,885	699,898
Engineering	270,405	221,866
	1,264,997	1,515,322
Loss from operations	(900,282)	(1,132,620)
Other income (expense), net
Interest and other income	17,547	11,433
Interest expense	(293,556)	(142,772)
Change in fair value of warrant liability	(82,293)	125,668
	(358,302)	(5,671)
Loss before provision for state income taxes	(1,258,584)	(1,138,291)
Benefit (provision) for state income taxes	(9,440)	41
Consolidated net loss	(1,268,024)	(1,138,250)
Loss attributable to the noncontrolling interest	8,534	28,734
Net loss attributable to American DG Energy Inc.	$(1,259,490)	$(1,109,516)
Net loss per share - basic and diluted	$(0.03)	$(0.02)
Weighted average shares outstanding - basic and diluted	47,653,786	45,834,904

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2012 and September 30, 2011

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)
Revenues
Energy revenues	$3,925,665	$4,270,336
Turnkey & other revenues	169,949	283,256
	4,095,614	4,553,592
Cost of sales
Fuel, maintenance and installation	2,431,285	2,799,733
Depreciation expense	1,131,397	921,931
	3,562,682	3,721,664
Gross profit	532,932	831,928
Operating expenses
General and administrative	1,927,030	1,618,181
Selling	1,557,220	933,848
Engineering	850,482	536,132
	4,334,732	3,088,161
Loss from operations	(3,801,800)	(2,256,233)
Other income (expense)
Interest and other income	43,987	31,414
Interest expense	(1,034,589)	(246,376)
Change in fair value of warrant liability	(343,629)	509,663
	(1,334,231)	294,701
Loss before provision for state income taxes	(5,136,031)	(1,961,532)
Provision for state income taxes	(21,402)	(17,071)
Consolidated net loss	(5,157,433)	(1,978,603)
(Income) loss attributable to the noncontrolling interest	79,285	(34,808)
Net loss attributable to American DG Energy Inc.	$(5,078,148)	$(2,013,411)
Net loss per share - basic and diluted	$(0.11)	$(0.04)
Weighted average shares outstanding - basic and diluted	46,716,914	45,647,265

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and September 30, 2011

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,078,148)	$(2,013,411)
Income (loss) attributable to noncontrolling interest	(79,285)	34,808
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,175,210	954,751
Provision for losses on accounts receivable	89,649	22,568
Amortization of deferred financing costs	3,733	2,256
Increase (decrease) in fair value of warrant liability	343,629	(509,663)
Noncash interest expense	712,921	—
Stock-based compensation	596,408	479,205
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash	—	65,790
Accounts receivable and unbilled revenue	(100,954)	(546,238)
Due from related party	(143,438)	(25,128)
Inventory	(621,041)	(29,605)
Prepaid and other current assets	(61,066)	(130,283)
Increase (decrease) in:
Accounts payable	870,188	3,994
Accrued expenses and other current liabilities	250,196	146,704
Due to related party	215,617	(35,702)
Other long-term liabilities	(10,206)	46,454
Net cash used in operating activities	(1,836,587)	(1,533,500)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,936,567)	(1,249,637)
Net cash used in investing activities	(2,936,567)	(1,249,637)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	—	10,100,000
Proceeds from sale of common stock, net of costs	3,531,534	—
Proceeds from sale of subsidiary common stock, net of costs	—	1,148,401
Proceeds from exercise of stock options	149,882	26,798
Proceeds from issuance of common stock warrants	7,500	—
Purchases of common stock, net of costs	(750,000)	—
Convertible debenture transaction costs	—	(47,423)
Principal payments on capital lease obligations	(2,524)	(2,524)
Cancellation of restricted stock	(40)	(20)
Distributions to noncontrolling interest	(213,281)	(251,964)
Net cash provided by financing activities	2,723,071	10,973,268
Net (decrease) increase in cash and cash equivalents	(2,050,083)	8,190,131
Cash and cash equivalents, beginning of the period	17,801,025	3,921,054
Cash and cash equivalents, end of the period	$15,750,942	$12,111,185

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$37,620	$23,753
Non-cash investing and financing activities:
Interest on convertible debentures paid in stock	$712,921	$—
Conversion of related party revolving line of credit to convertible debentures	$—	$2,400,000

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending September 30, 2012

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

Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual report on Form 10-K for the year ended December 31, 2011, or the Annual report, filed with the SEC. The Company’s operating results for the three and nine month periods ended September 30, 2012, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2012.

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary American DG Energy, its 51.0% joint venture, American DG New York, LLC, or ADGNY, and its 82.8% owned subsidiary EuroSite Power Inc., or EuroSite Power.

The Company owns 51.0% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the Company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the Company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the underlying energy projects. The economic ownership of the energy projects is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The Company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner, Peter Westerhoff, each quarter. On the Company’s consolidated balance sheets, noncontrolling interest represents the partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The Company owned a controlling 51.0% legal interest and a 68.0% economic interest in ADGNY as of September 30, 2012.

In July 2010 the Company invested $45,000 in exchange for 45 million shares of EuroSite Power, a newly established corporation. The investment gave the Company a controlling financial interest in EuroSite Power, whose business focus is to introduce the On-Site Utility solution into the European market. Also in July 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares in EuroSite Power. During the year ended December 31, 2011, EuroSite Power raised approximately $1,250,000 in private placements by selling 1,250,000 shares of EuroSite Power common stock to accredited investors at $1.00 per share. As of September 30, 2012 the Company owns an 82.8% interest in EuroSite Power and has consolidated EuroSite Power into its financial statements in accordance with GAAP.

On February 10, 2012, EuroSite Power announced that its Board of Directors declared a stock dividend of 10.0% per share on the outstanding shares of EuroSite Power common stock. The dividend was payable on March 12, 2012 to common stockholders of record at the close of business on February 24, 2012. EuroSite Power has retroactively reflected this dividend to its December 31, 2011 financial statements. The Company has rejected the receipt of the dividend on the EuroSite Power shares it currently holds.

AMERICAN DG ENERGY INC.

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

The Company has experienced total net losses since inception of approximately $23.0 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond September 30, 2013, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

For the nine month period ended September 30, 2012, the Company raised $3,531,534, net of issuance costs, from private placements of common stock, $7,500 from issuance of warrants and $149,882 from exercise of stock options. If the Company is unable to raise additional capital in 2013 it may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements at September 30, 2012 and 2011, respectively.

Occasionally, the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company sells each deliverable to other customers on a stand-alone basis, the Company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined

AMERICAN DG ENERGY INC.

based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements at September 30, 2012 and 2011, respectively.

The Company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. At September 30, 2012 and 2011, the revenue recognized from demand response activity was $13,610 and $59,709, respectively. The Company treats demand response payments as an operating activity in the statements of cash flows.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. As of September 30, 2012, the Company had a balance of $13,706,971 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit of $250,000 per institution.

Accounts Receivable

The Company maintains receivable balances primarily with customers located throughout New York and New Jersey. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Generally, such losses have been within management’s expectations. Bad debt is written off when identified. At September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $114,000 and $172,000, respectively.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of September 30, 2012 and December 31, 2011, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

All of the Company’s cogeneration unit purchases as of September 30, 2012 and December 31, 2011, were from one vendor (see “Note 8 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the Company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen Inc., or Tecogen. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

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

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. At September 30, 2012 and 2011, the amount of rebates applied to the cost of construction was $260,701 and $327,138, respectively.

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

See “Note 6 – Stock based compensation” for a summary of the restricted stock and stock option activity under the Company’s stock-based employee compensation plan for the periods ended September 30, 2012 and 2011, respectively.

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

Other Comprehensive Net Loss

The comprehensive net loss for the period ended September 30, 2012 and December 31, 2011, does not differ from the reported loss.

AMERICAN DG ENERGY INC.

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

Note 2 – Loss per common share:

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise/conversion price is less than the average market price of the common stock for the period. All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three and nine months ended September 30, 2012 and 2011 respectively was as follows:

AMERICAN DG ENERGY INC.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Earnings per share
Loss available to stockholders	$(1,259,490)	$(1,109,516)	$(5,078,148)	$(2,013,411)
Weighted average shares outstanding - Basic and diluted	47,653,786	45,834,904	46,716,914	45,647,265
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.11)	$(0.04)
Shares underlying warrants outstanding	565,500	588,000	565,500	588,000
Shares underlying stock options outstanding	2,101,986	2,053,375	2,101,986	2,053,375
Shares underlying convertible debentures outstanding	8,818,182	5,681,818	8,818,182	5,681,818
	11,485,668	8,323,193	11,485,668	8,323,193

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

In March 2012, the debenture holders amended the terms on the debentures with respect to the interest payment and agreed to receive their interest payment in shares of the Company’s common stock instead of cash for 2012, 2013 and 2014, provided that the Company’s shares are listed on a National Securities Exchange. Under the terms of the agreement, for the May semi-annual interest payment, the Company used the April average daily closing price of the common stock in order to determine the conversion price. All other terms and conditions, including interest rate and maturity date remained the same. On May 25, 2012, the total interest due to the debenture holders was $559,000 and in connection with the amendment the Company issued to the debenture holders 251,917 shares of common stock at $2.22 per share which was the average price of the Company’s common stock during the month of April. In connection with this transaction, the Company recorded an additional $153,921 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2012.

In September 2012, the debenture holders amended the terms on the debentures with respect to the interest payment and agreed to receive their interest payment in shares of the Company’s common stock instead of cash for 2012, 2013 and 2014, provided that the Company’s shares are listed on a National Securities Exchange. Under the terms of the agreement, the Company will use the average daily closing price of the Common Stock 10 business days before the interest payment date (May 25th and November 25th) in order to determine the conversion price. All other terms and conditions, including interest rate and maturity date remain the same.

Note 4 – Common Stock:

On March 27, 2012, the Company entered into a definitive agreement to sell restricted common stock for aggregate proceeds of $1,600,000 to Dr. Phillip Frost through one of his trusts. Pursuant to the agreement, the Company sold to Dr. Frost 1,000,000 shares of restricted common stock at $1.60 per share at an aggregate purchase price of $1,600,000. The proceeds of the private placement were used to fund additional installations of the Company's On-Site Utility energy systems and for general corporate and working capital purposes.

AMERICAN DG ENERGY INC.

On August 7, 2012, the Company entered into a definitive agreement to sell restricted common stock for aggregate proceeds of $2,000,000 to Dr. Phillip Frost through one of his trusts. Pursuant to the agreement, the Company sold to Dr. Frost 1,250,000 shares of restricted common stock at $1.60 per share at an aggregate purchase price of $2,000,000. The proceeds of the private placement were used to fund additional installations of the Company's On-Site Utility energy systems and for general corporate and working capital purposes.

Note 5 – Warrants:

On January 15, 2011, the Company signed an investor relations consulting agreement with AIM Capital Corporation d/b/a Barry Kaplan Associates, or AIM Capital, for a period of twelve months. In connection with that agreement the Company granted AIM Capital a warrant to purchase 30,000 shares of American DG Energy Inc. common stock at an exercise price per share of $2.69, with a four year vesting period and an expiration date of January 15, 2016. The Company received no other consideration from the issuance of the warrants. The expense related to this warrant was de minimis for the nine months ended September 30, 2012.

On February 22, 2012, the Company sold a warrant to purchase shares of the Company’s common stock to an accredited investor, for a purchase price of $7,500. The warrant, which expires on February 22, 2013, gives the investor the right but not the obligation to purchase 50,000 shares of the Company’s common stock at an exercise price per share of $3.00. The expense related to this warrant was de minimis for the nine months ended September 30, 2012.

At September 30, 2012, the Company had 588,000 warrants outstanding including, 50,000 warrants at an exercise price of $3.00 per share that expire on February 22, 2013; 8,000 warrants at an exercise price of $2.98 per share that expire on May 30, 2013; 500,000 warrants at an exercise price of $3.25 per share that expire on December 14, 2015 (see “Note 7 – Warrant liability” and “Note 10 – Fair value measurements”); and 30,000 warrants at an exercise price of $2.69 per share that expire on January 15, 2016. Warrant activity for the nine month period ended September 30, 2012 was as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2011	588,000	$3.12
Granted	50,000	0.15
Exercised	—	—
Expired	(72,500)	0.58
Unvested, September 30, 2012	565,500	$3.19

Note 6 – Stock-based compensation:

Stock-based compensation expense for the nine months ended September 30, 2012 and 2011 was $596,408 and $479,205 respectively. At September 30, 2012, the total compensation cost related to stock option awards not yet recognized is $1,108,687. This amount will be recognized over the weighted average period of 3.23 years. During the nine months ended September 30, 2012, the Company issued 300,000 stock options to two directors and 10,000 to two employees with a vesting schedule of 25% per year and expiration in five years. Stock option activity for the nine months ended September 30, 2012 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2011	2,008,375	$0.07-$3.45	$1.15	4.87 years	$1,055,319
Granted	310,000	$1.60-$2.79	2.40
Exercised	(205,139)	$0.70-$1.82	0.73
Canceled	(11,250)	$1.82-$2.98	2.64
Expired	—	—	—
Outstanding, September 30, 2012	2,101,986	$0.07-$3.45	$1.37	4.32 years	$2,719,404
Exercisable, September 30, 2012	992,986		$1.09		$1,545,974
Vested and expected to vest, September 30, 2012	2,101,986		$1.37		$2,719,404

AMERICAN DG ENERGY INC.

In January 2011, the Company’s subsidiary EuroSite Power, adopted the 2011 Stock Incentive Plan, or the Stock Plan. The aggregate number of shares of common stock which may be issued pursuant to this Stock Plan is 3,000,000 shares. On June 13, 2011, the board unanimously amended the Stock Plan, subject to shareholder approval, to increase the reserved shares of common stock issuable under the Stock Plan from 3,000,000 to 4,500,000, or the Amended Plan. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. At September 30, 2012 there were 3,590,000 unvested stock options outstanding of EuroSite Power with a vesting schedule of 25% per year and expiration in ten years.

Note 7 – Warrant liability:

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

The warrants contain both a right to obtain stock upon exercise, or a Call, and a right to settle the warrants for cash upon the occurrence of certain events, or a Put. Generally, the Put provisions allow the warrant holders liquidity protection; the right to receive cash equal to the value of the remaining unexercised portion of the warrants in certain situations where the holders would not have a means of readily selling the shares issuable upon exercise of the warrants (e.g., where there would no longer be a significant public market for the Company’s common stock). Specifically, the Put rights would be triggered upon the occurrence of a Fundamental Transaction, as defined in the agreement. Pursuant to the agreement, in the case of a Fundamental Transaction the warrant holders would receive a cash settlement in an amount equal to the value of obtained by using the Black-Scholes Option Pricing Model obtained from the “OV” function on Bloomberg L.P. using (i) a price per share of common stock equal to the Volume-Weighted Average Price of the common stock for the Trading Day immediately preceding the date of consummation of the applicable Fundamental Transaction, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of this Warrant as of the date of consummation of the applicable Fundamental Transaction and (iii) an expected volatility equal to the lesser of (1) the thirty (30) day volatility obtained from the “HVT” function on Bloomberg L.P. determined as of the end of the Trading Day immediately following the public announcement of the applicable Fundamental Transaction or (2) 70%.These warrants are classified as liabilities pursuant to the FASB guidance contained in ASC 480. Changes in the fair value of the warrant liabilities are recorded in the accompanying consolidated statements of operations (see “Note 10 – Fair value measurements”).

Note 8 – Related parties:

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

In July 2012, the Company entered into the 2006 Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the Company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the current amendment to the Agreement, Tecogen provides the Company with office space and utilities at a monthly rate of $5,053.

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

AMERICAN DG ENERGY INC.

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

On May 23, 2011, the Company issued $12,500,000 aggregate principal amount of debentures to a European investor and to John N. Hatsopoulos, the Company’s Chief Executive Officer. The debentures mature on May 25, 2018 and accrue interest at the rate of 6.0% per annum payable on a semi-annual basis. At the holder’s option, the debentures may be converted into shares of the Company’s common stock at a conversion price of $2.20 per share, subject to adjustment in certain circumstances. The Company has the option to redeem at 115.0% of Par Value any or all of the debentures after May 25, 2016. The proceeds of the debentures will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes. As of May 23, 2011, Mr. Hatsopoulos had a revolving line of credit agreement with the Company with an outstanding balance of $2,400,000. That balance was converted into the debentures and the revolving line of credit agreement was canceled.

On November 30, 2011, the Company issued an additional $6,900,000 aggregate principal amount of debentures to the European investor. The debentures mature on May 25, 2018 and accrue interest at the rate of 6.0% per annum payable on a semi-annual basis. At the holder’s option, the debentures may be converted into shares of the Company’s common stock at a conversion price of $2.20 per share, subject to adjustment in certain circumstances. The Company has the option to redeem at 115.0% of Par Value any or all of the debentures after May 25, 2016. The proceeds of the debentures will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

In March 2012, the debenture holders amended the terms on the debentures with respect to the interest payment and agreed to receive their interest payment in shares of the Company’s common stock instead of cash for 2012, 2013 and 2014, provided that the Company’s shares are listed on a National Securities Exchange. Under the terms of the agreement, for the May semi-annual interest payment, the Company used the April average daily closing price of the common stock in order to determine the conversion price. All other terms and conditions, including interest rate and maturity date remained the same. On May 25, 2012, the total interest due to the debenture holders was $559,000 and in connection with the amendment the Company issued to the debenture holders 251,917 shares of common stock at $2.22 per share which was the average price of the Company’s common stock during the month of April. In connection with this transaction, the Company recorded an additional $153,921 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2012.

In September 2012, the debenture holders amended the terms on the debentures with respect to the interest payment and agreed to receive their interest payment in shares of the Company’s common stock instead of cash for 2012, 2013 and 2014, provided that the Company’s shares are listed on a National Securities Exchange. Under the terms of the agreement, the Company will use the average daily closing price of the Common Stock 10 business days before the interest payment date (May 25th and November 25th) in order to determine the conversion price. All other terms and conditions, including interest rate and maturity date remain the same.

On January 6, 2012, the Company loaned Peter Westerhoff, the noncontrolling interest partner in ADGNY, $15,565 by signing a five month loan agreement earning interest at 12.0% per annum. As of the date of this report, the loan has been paid off and the noncontrolling interest partner has no amount outstanding with the Company.

The Company’s Chief Financial Officer devotes approximately half of his business time to the affairs of GlenRose Instruments Inc., or GlenRose Instruments, and 50.0% of his salary is reimbursed by GlenRose Instruments. Also, the Company’s Chief Executive Officer is the Chairman of the Board and a significant investor in GlenRose Instruments and does not receive a salary, bonus or any other compensation from GlenRose Instruments. At September 30, 2012, the Company had a balance of $20,000 due to John N. Hatsopoulos related to interest payable on his outstanding convertible debentures.

AMERICAN DG ENERGY INC.

Note 9 – Commitments and contingencies:

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

Note 10 – Fair value measurements:

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. As of September 30, 2012, the Company has classified 500,000 warrants with an exercise price of $3.25 per share that contain put and call rights as Level 3 (see “Note 7 – Warrant liability”). The Company records the fair value of the warrant liability on a recurring basis and estimates the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 60.7%, risk free interest rate of 2.08%, expected life of five years and no dividends. The Company estimated that the fair value of the warrants at September 30, 2012, using this same model with the following average assumptions assigned to the varying outcomes: expected volatility of 77.0%, risk free interest rates of 0.62%, expected lives of 3.21 years and no dividends. As of September 30, 2012, the financial liabilities held by the Company and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $593,190.

The following table summarizes the activity for the period:

Warrant Liabilities
Fair value at December 31, 2011	$249,561
Fair value adjustment at September 30, 2012	(343,629)
Fair value at September 30, 2012	$593,190

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, convertible debentures and amounts due to/from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and amounts due to/from related parties approximate their fair values based on their short-term nature. The carrying value of the convertible debentures on the balance sheet at September 30, 2012 approximates fair value as the terms (Level 2 inputs) approximate those currently available for similar instruments.

AMERICAN DG ENERGY INC.

Note 11 – Subsequent events:

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

Third quarter 2012 Compared to Third quarter 2011.

Revenues

Revenues in the third quarter of 2012 were $1,400,255 compared to $1,418,411 for the same period in 2011, a decrease of $18,156 or 1.3%. The decrease in revenues was primarily due to the decrease in output due to milder temperatures and due to utility rates such as gas and electric that decreased during the third quarter of 2012 compared to the same period in 2011. Our On-Site Utility energy revenue in the third quarter of 2012 was $1,337,831 compared to $1,389,159 for the same period in 2011, a decrease of $51,328. Our turnkey and other revenue in the third quarter of 2012 increased to $62,424 compared to $29,252 for the same period in 2011. During the third quarter of 2012 the Company performed billable services and recorded revenue from the maintenance of energy systems and commissions from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the third quarter of 2012, the Company operated 90 energy systems, at 50 locations representing 6,377 kW of installed electricity plus thermal energy, compared to 79 energy systems at 43 locations, representing 5,460 kW of installed electricity plus thermal energy for the same period in 2011. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the third quarter of 2012 were $1,035,540 compared to $1,035,709 for the same period in 2011. Included in the cost of sales was depreciation expense of $301,813 in the third quarter of 2012, compared to $318,903 for the same period in 2011, due to systems taken out of service as a result of the May settlement with a former customer. The cost of fuel, maintenance and installation was $733,727 in the third quarter of 2012, compared to $716,806 for the same period in 2011, an increase of $16,921 due to the increase in the cost of sales at our EuroSite Power subsidiary.

Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that increased by 1.2% as a percentage of energy revenue in the third quarter of 2012, compared to the same period in 2011. Our cost of sales also includes the cost of maintenance of our systems which decreased by 1.4% as a percentage of energy revenue in the third quarter of 2012, compared to the same period in 2011.

During the third quarter of 2012, our gross margins were 26.0% compared to 27.0% for the same period in 2011, primarily due to the lower revenue base. Our On-Site Utility energy margins excluding depreciation were at 47.6% in the third quarter of 2012, compared to 47.8% for the same period in 2011.

AMERICAN DG ENERGY INC.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the third quarter of 2012 were $481,707 compared to $593,558 for the same period in 2011, a decrease of $111,851 or 18.8%. The decrease was due to lower professional services fees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the third quarter of 2012 were $512,885 compared to $699,898 for the same period in 2011, a decrease of $187,013 or 26.7%. The decrease in our selling expenses was due to lower professional services fees.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the third quarter of 2012 were $270,405 compared to $221,866 for the same period in 2011, an increase of $48,539. The increase in our engineering expenses was primarily due to the addition of new employees.

Loss from Operations

The loss from operations in the third quarter of 2012 was $900,282 compared to loss $1,132,620 for the same period in 2011. The decrease in the operating loss was due to better cost controls at the parent and subsidiary companies and due to lower professional services fees. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $216,551 in the third quarter of 2012, compared to $186,960 for the same period in 2011.

Other Income (Expense), Net

Our other expense, net, in the third quarter of 2012 was a loss of $358,302 compared to a loss of $5,671 for the same period in 2011. Other income, net, includes interest and other income, interest expense and change in fair value of warrant liability. Interest and other income was $17,547 in the third quarter of 2012 compared to $11,433 for the same period in 2011. The increase was due to higher yields on our invested funds. Interest expense was $293,556 in the third quarter of 2012 compared to $142,772 for the same period in 2011, due to interest accrued on our debentures issued in May 2011. In the third quarter of 2012, the change in fair value of warrant liability was an increase of $82,293 compared to a decrease of $125,668 for the same period in 2011 (see “Note 7 – Warrant liability”).

Benefit (Provision) for Income Taxes

Our provision for state income taxes in the third quarter of 2012 was $9,440 compared to a benefit of $41 for the same period in 2011.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a loss of $8,534 in the third quarter of 2012 compared to a loss of $28,734 for the same period in 2011. The change was due expenses in the EuroSite Power subsidiary, offset by revenue in the joint venture.

First Nine Months of 2012 Compared to First Nine Months of 2011

Revenues

Revenues in the first nine months of 2012 were $4,095,614 compared to $4,553,592 for the same period in 2011, a decrease of $457,978 or 10.1%. The decrease in revenues was primarily due to lower electric rates that remained relatively stable compared to the same period a year ago and due to price of natural gas that decreased during the third quarter of 2012 compared to the same period in 2011. Our On-Site Utility energy revenue in the first nine months of 2012 was $3,925,665 compared to $4,270,336 for the same period in 2011, a decrease of $344,671. Our turnkey and other revenue in the first nine months of 2012 decreased to $169,949 compared to $283,256 for the same period in 2011. During the first nine months of 2012 the Company performed billable services and recorded revenue from maintenance of energy systems and commissions

AMERICAN DG ENERGY INC.

from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the first nine months of 2012, the Company operated 90 energy systems, at 50 locations representing 6,377 kW of installed electricity plus thermal energy, compared to 79 energy systems at 43 locations, representing 5,460 kW of installed electricity plus thermal energy for the same period in 2011. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first nine months of 2012 were $3,562,682 compared to $3,721,664 for the same period in 2011, a decrease of $158,982 or 4.3%. Included in the cost of sales was depreciation expense of $1,131,397 in the first nine months of 2012, compared to $921,931 for the same period in 2011, due to additional installations and due to the additional charge of $237,968 as a result of the May settlement with a former customer. The cost of fuel, maintenance and installation was $2,431,285 in the first nine months of 2012, compared to $2,799,733 for the same period in 2011, a decrease of $368,448 due to the decrease in our revenue during the quarter.

Our cost of sales for our core On-Site Utility business consists primarily of fuel required to operate our energy systems that increased by 0.1% as a percentage of energy revenue in the first nine months of 2012, compared to the same period in 2011. Our cost of sales also includes the cost of maintenance of our systems which decreased by 0.6% as a percentage of energy revenue in the first nine months of 2012, compared to the same period in 2011.

During the first nine months of 2012, our gross margins were 13.0% compared to 18.3% for the same period in 2011, primarily due to the lower revenue base and the increased depreciation expense during the quarter. Our On-Site Utility energy margins excluding depreciation were at 39.3% in the first nine months of 2012 compared to 38.8% for the same period in 2011.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first nine months of 2012 were $1,927,030 compared to $1,618,181 for the same period in 2011, an increase of $308,849 or 19.1%. The increase was due to additional expenses relating to our subsidiary EuroSite Power and increased non-cash compensation expense related to the issuance of stock option awards to EuroSite Power employees and directors.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the first nine months of 2012 were $1,557,220 compared to $933,848 for the same period in 2011, an increase of $623,372. The increase in our selling expenses was due to the expansion of our domestic sales force, the addition of new employees at our EuroSite Power subsidiary and increased professional services fees.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first nine months of 2012 were $850,482 compared to $536,132 for the same period in 2011, an increase of $314,350. The increase in our engineering expenses was primarily due to the addition of new employees.

Loss from Operations

The loss from operations in the first nine months of 2012 was $3,801,800 compared to loss $2,256,233 for the same period in 2011. The increase in the operating loss was due to additional expenses relating to our EuroSite Power subsidiary, the increased non-cash compensation expense related to the issuance of stock option awards to EuroSite Power employees and directors and the additional expenses related to the settlement with a former customer (see “Note 9 – Commitments and contingencies”). Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $596,408 in the first nine months of 2012, compared to $479,205 for the same period in 2011.

AMERICAN DG ENERGY INC.

Other Income (Expense), Net

Our other expense, net, in the first nine months of 2012 was a loss of $1,334,231 compared to $294,701 for the same period in 2011. Other income, net, includes interest and other income, interest expense and change in fair value of warrant liability. Interest and other income was $43,987 in the first nine months of 2012 compared to $31,414 for the same period in 2011. The increase was due to higher yields on our invested funds. Interest expense was $1,034,589 in the first nine months of 2012 compared to $246,376 for the same period in 2011, due to interest accrued and interest paid in common stock on our debentures issued in May 2011. In the first nine months of 2012, the change in fair value of warrant liability was an increase of $343,629 compared to a decrease of $509,663 for the same period in 2011 (see “Note 7 – Warrant liability”).

Provision for Income Taxes

Our provision for state income taxes in the first nine months of 2012 was $21,402 compared to $17,071 for the same period in 2011.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a loss of $79,285 in the first nine months of 2012 compared to a profit of $34,808 for the same period in 2011. The change in the noncontrolling interest was due expenses in the EuroSite Power subsidiary, offset by revenue in the joint venture.

Liquidity and Capital Resources

Consolidated working capital at September 30, 2012 was $15,717,130, compared to $18,250,164 at December 31, 2011. Included in working capital were cash and cash equivalents of $15,750,942 at September 30, 2012, compared to $17,801,025 at December 31, 2011. The decrease in working capital was a result of cash used in operation of new energy projects.

Cash used by operating activities was $1,836,587 in the first nine months of 2012 compared to $1,533,500 for the same period in 2011. The Company's short and long-term receivables balance, including unbilled revenue, increased to $992,424, in the first nine months of 2012 compared to $981,119 at December 31, 2011, using $11,305 of cash due to the timing of collections. Amount due to the Company from related parties increased to $164,578 in the first nine months of 2012 compared to $21,140 at December 31, 2011, using $143,438 of cash for services performed by the Company for related parties. Our inventory increased to $1,255,161 in the first nine months of 2012 compared to $634,120 at December 31, 2011, using $621,041 of cash due to the purchase of new energy systems for future installations. Our prepaid and other current assets increased to $383,342 in the first nine months of 2012 compared to $322,276 at December 31, 2011, using $61,066 of cash due to prepaid insurance and other fees.

Accounts payable increased to $1,390,796 in the first nine months of 2012, compared to $520,608 at December 31, 2011, providing $870,188 of cash. Our accrued expenses and other current liabilities increased to $839,228 at September 30, 2012 compared to $589,032 at December 31, 2011, providing $250,196 of cash. The amount due to related party increased to $529,464 in the first nine months of 2012, compared to $313,847 at December 31, 2011, providing $215,617 of cash primarily due to equipment purchased from Tecogen.

During the first nine months of 2012, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The Company used $2,936,567 for purchases and installation of energy systems. The Company's financing activities provided $2,723,071 of cash in the first nine months of 2012 from the issuance of common stock and warrants and from the exercise of stock options, offset by purchases of common stock, payments on capital lease obligations and distributions to noncontrolling interest.

At September 30, 2012, the Company’s commitments included a lease for a plotter with a remaining balance of $6,091 and a rental commitment. The source of funds to fulfill those commitments will be provided from either the Company’s existing line of credit agreement or through debt or equity financings.

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

AMERICAN DG ENERGY INC.

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

In March 2012, the debenture holders amended the terms on the debentures with respect to the interest payment and agreed to receive their interest payment in shares of the Company’s common stock instead of cash for 2012, 2013 and 2014, provided that the Company’s shares are listed on a National Securities Exchange. Under the terms of the agreement, for the May semi-annual interest payment, the Company used the April average daily closing price of the common stock in order to determine the conversion price. All other terms and conditions, including interest rate and maturity date remained the same. On May 25, 2012, the total interest due to the debenture holders was $559,000 and in connection with the amendment the Company issued to the debenture holders 251,917 shares of common stock at $2.22 per share which was the average price of the Company’s common stock during the month of April. In connection with this transaction, the Company recorded an additional $153,921 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2012.

In September 2012, the debenture holders amended the terms on the debentures with respect to the interest payment and agreed to receive their interest payment in shares of the Company’s common stock instead of cash for 2012, 2013 and 2014, provided that the Company’s shares are listed on a National Securities Exchange. Under the terms of the agreement, the Company will use the average daily closing price of the Common Stock 10 business days before the interest payment date (May 25th and November 25th) in order to determine the conversion price. All other terms and conditions, including interest rate and maturity date remain the same.

The Company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no cost. Therefore the Company is capital intensive. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond September 30, 2013, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Report of Management on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2012.

The Company had 25 active employees, including 2 part time employees as of September 30, 2012. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over

AMERICAN DG ENERGY INC.

information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

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

____________________________________________________________________________

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2012.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)