Form 10-Q
period 2013-03-31
AMERICAN DG ENERGY INC
filed 2013-05-15
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at March 31, 2013
Common Stock, $0.001 par value	48,490,733

AMERICAN DG ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING MARCH 31, 2013

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 and December 31, 2012 (unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,540,582	$13,362,919
Accounts receivable, net	1,137,996	761,678
Unbilled revenue	25,192	19,492
Due from related party	843,983	18,372
Inventory	3,049,375	2,920,444
Prepaid and other current assets	736,287	308,164
Total current assets	15,333,415	17,391,069
Property, plant and equipment, net	19,028,782	17,253,648
Accounts receivable, long-term	41,400	46,800
Other assets, long-term	44,660	47,216
TOTAL ASSETS	$34,448,257	$34,738,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,502,914	$765,618
Accrued expenses and other current liabilities	716,617	532,420
Due to related party	72,313	41,812
Capital lease obligations	2,524	3,365
Total current liabilities	2,294,368	1,343,215
Long-term liabilities:
Convertible debentures	19,400,000	19,400,000
Warrant liability	278,635	389,454
Other long-term liabilities	26,042	29,444
Total liabilities	21,999,045	21,162,113
Stockholders’ equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 48,490,733 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	48,491	48,491
Additional paid-in capital	37,127,815	37,001,439
Accumulated deficit	(25,625,896)	(24,456,845)
Total American DG Energy Inc. stockholders’ equity	11,550,410	12,593,085
Noncontrolling interest	898,802	983,535
Total stockholders’ equity	12,449,212	13,576,620
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,448,257	$34,738,733

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and March 31, 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Revenues
Energy revenues	$2,014,437	$1,451,569
Turnkey & other revenues	44,875	50,833
	2,059,312	1,502,402
Cost of sales
Fuel, maintenance and installation	1,383,783	1,002,812
Depreciation expense	327,688	294,696
	1,711,471	1,297,508
Gross profit	347,841	204,894
Operating expenses
General and administrative	638,425	830,869
Selling	412,798	294,952
Engineering	288,568	279,812
	1,339,791	1,405,633
Loss from operations	(991,950)	(1,200,739)

Other income (expense), net
Interest and other income	24,144	12,758
Interest expense	(298,809)	(293,556)
Change in fair value of warrant liability	110,819	(216,734)
	(163,846)	(497,532)
Loss before provision for state income taxes	(1,155,796)	(1,698,271)
Provision for state income taxes	(34,584)	(19,102)
Consolidated net loss	(1,190,380)	(1,717,373)
Loss attributable to the noncontrolling interest	21,329	9,987
Net loss attributable to American DG Energy Inc.	$(1,169,051)	$(1,707,386)

Net loss per share - basic and diluted	$(0.02)	$(0.04)
Weighted average shares outstanding - basic and diluted	48,490,733	45,744,794

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and March 31, 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,169,051)	$(1,707,386)
Income (loss) attributable to noncontrolling interest	(21,329)	(9,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339,653	308,551
Provision for losses on accounts receivable	60,101	—
Amortization of deferred financing costs	2,556	—
Increase (decrease) in fair value of warrant liability	(110,819)	216,734
Stock-based compensation	136,688	190,727
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	(436,719)	(83,893)
Due from related party	(825,611)	(88,220)
Inventory	(128,931)	(191,179)
Prepaid and other current assets	(428,123)	(105,393)
Increase (decrease) in:
Accounts payable	737,296	(25,130)
Accrued expenses and other current liabilities	184,197	208,588
Due to related party	30,501	70,529
Other long-term liabilities	(3,402)	(3,402)
Net cash used in operating activities	(1,632,993)	(1,219,461)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,114,787)	(244,801)
Net cash used in investing activities	(2,114,787)	(244,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of warrants	—	7,500
Proceeds from sale of common stock, net of costs	—	1,600,000
Proceeds from sale of subsidiary common stock, net of cost	(4,558)	—
Proceeds from exercise of common stock options	—	70,000
Convertible debenture transaction costs	—	2,556
Purchases of common stock, net of costs	—	(750,000)
Principal payments on capital lease obligations	(841)	(841)
Distributions to noncontrolling interest	(69,158)	(63,417)
Net cash (used in) provided by financing activities	(74,557)	865,798
Net (decrease) increase in cash and cash equivalents	(3,822,337)	(598,464)
Cash and cash equivalents, beginning of the period	13,362,919	17,801,025
Cash and cash equivalents, end of the period	$9,540,582	$17,202,561

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending March 31, 2013

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

Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual report on Form 10-K for the year ended December 31, 2012, or the Annual report, filed with the SEC. The Company’s operating results for the three month periods ended March 31, 2013, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2013.

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary American DG Energy, its 51.0% joint venture, American DG New York, LLC, or ADGNY, and its 79.3% owned subsidiary EuroSite Power Inc., or EuroSite Power.

The Company owns 51.0% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the Company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the Company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the underlying energy projects. The economic ownership of the energy projects is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The Company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner, Peter Westerhoff, each quarter. On the Company’s consolidated balance sheets, noncontrolling interest represents the partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The Company owned a controlling 51.0% legal interest and a 68.0% economic interest in ADGNY as of March 31, 2013.

In July 2010 the Company invested $45,000 in exchange for 45 million shares of EuroSite Power, a newly established corporation. The investment gave the Company a controlling financial interest in EuroSite Power, whose business focus is to introduce the On-Site Utility solution into the European market. Also in July 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares in EuroSite Power. During the year ended December 31, 2012, EuroSite Power raised approximately $1,250,000 in private placements by selling 1,250,000 shares of EuroSite Power common stock to accredited investors at $1.00 per share. As of March 31, 2013 the Company owns an 79.3% interest in EuroSite Power and has consolidated EuroSite Power into its financial statements in accordance with GAAP.

On February 10, 2012, EuroSite Power announced that its Board of Directors declared a stock dividend of 10.0% per share on the outstanding shares of EuroSite Power common stock. The dividend was payable on March 12, 2012 to common stockholders of record at the close of business on February 24, 2012. EuroSite Power has retroactively reflected this dividend to its December 31, 2012 financial statements. The Company has rejected the receipt of the dividend on the EuroSite Power shares it currently holds.

AMERICAN DG ENERGY INC.

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

The Company has experienced total net losses since inception of approximately $25.6 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2014, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements at March 31, 2013 and 2012, respectively.

Occasionally, the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company sells each deliverable to other customers on a stand-alone basis, the Company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the

AMERICAN DG ENERGY INC.

energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements at March 31, 2013 and 2012, respectively.

The Company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. At March 31, 2013 and 2012, the revenue recognized from demand response activity was $12,287 and $13,610, respectively. The Company treats demand response payments as an operating activity in the statements of cash flows.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. As of March 31, 2013, the Company had a balance of $7,817,773 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit of $250,000 per institution.

Accounts Receivable

The Company maintains receivable balances primarily with customers located throughout New York and New Jersey. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Generally, such losses have been within management’s expectations. Bad debt is written off when identified. At March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $114,000 and $54,000, respectively.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of March 31, 2013 and December 31, 2012, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

The majority of the Company’s cogeneration unit purchases as of March 31, 2013 and December 31, 2012, were from one vendor (see “Note 8 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the Company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen Inc., or Tecogen. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

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

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. During the period ending March 31, 2013 and 2012, the amount of rebates applied to the cost of construction was $146,318 and $0, respectively.

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

See “Note 6 – Stock based compensation” for a summary of the restricted stock and stock option activity under the Company’s stock-based employee compensation plan for the periods ended March 31, 2013 and 2012, respectively.

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

Other Comprehensive Net Loss

The comprehensive net loss for the period ended March 31, 2013 and December 31, 2012, does not differ from the reported loss.

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

Impact of New Accounting Pronouncements

Management does not believe that any recently issued accounting pronouncements or issued but yet effective accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 – Loss per common share:

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise/conversion price is less than the average market price of the common stock for the period. All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three months ended March 31, 2013 and 2012 respectively was as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Earnings per share
Loss available to stockholders	$(1,169,051)	$(1,707,386)
Weighted average shares outstanding - Basic and diluted	48,490,733	45,744,794
Basic and diluted loss per share	$(0.02)	$(0.04)

Shares underlying warrants outstanding	515,500	588,000
Shares underlying stock options outstanding	2,061,500	2,007,375
Shares underlying convertible debentures outstanding	8,818,182	8,818,182
	11,395,182	11,413,557

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

At March 31, 2013, the Company had a balance of $56,400 due to John N. Hatsopoulos related to interest payable on his outstanding convertible debentures.

Note 4 – Common Stock:

On February 2, 2012, in a private transaction the Company repurchased 500,000 shares of its common stock, at $1.50 per share, for a total purchase price of $750,000.

AMERICAN DG ENERGY INC.

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

The Company has issued $19,400,000 aggregate principal amount of convertible debentures that mature on May 25, 2018 and accrue interest at the rate of 6.0% per annum payable on a semi-annual basis. For additional disclosure on the Company’s debt see "Note 3 – Convertible debentures".

Note 5 – Warrants:

On January 15, 2011, the Company signed an investor relations consulting agreement with AIM Capital Corporation d/b/a Barry Kaplan Associates, or AIM Capital, for a period of twelve months. In connection with that agreement the Company granted AIM Capital a warrant to purchase 30,000 shares of American DG Energy Inc. common stock at an exercise price per share of $2.69, with a four year vesting period and an expiration date of January 15, 2016. The Company received no other consideration from the issuance of the warrants. The expense related to this warrant was de minimis for the period ended March 31, 2013.

On February 22, 2012, the Company sold a warrant to purchase shares of the Company’s common stock to an accredited investor, for a purchase price of $7,500. The warrant, which expired on February 22, 2013, gave the investor the right but not the obligation to purchase 50,000 shares of the Company’s common stock at an exercise price per share of $3.00. That warrant expired during the period ended March 31, 2013.

At March 31, 2013, the Company had 515,500 warrants outstanding including, 8,000 warrants at an exercise price of $2.98 per share that expire on May 30, 2013; 500,000 warrants at an exercise price of $3.25 per share that expire on December 14, 2015 (see “Note 7 – Warrant liability” and “Note 10 – Fair value measurements”); and 7,500 warrants at an exercise price of $2.69 per share that expire on January 15, 2016. Warrant activity for the period ended March 31, 2013 was as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2012	565,500	$3.19
Granted	—	—
Exercised	—	—
Expired	(50,000)	0.15
Unvested, March 31, 2013	515,500	$3.48

Note 6 – Stock-based compensation:

Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $136,688 and $190,727 respectively. At March 31, 2013, the total compensation cost related to stock option awards not yet recognized is $995,842. This amount will be recognized over the weighted average period of 3.11 years. Stock option activity for the three months ended March 31, 2013 was as follows:

AMERICAN DG ENERGY INC.

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	2,061,500	$0.07-$3.45	$1.40	4.13 years	$2,151,585
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Expired	—	—	—
Outstanding, March 31, 2013	2,061,500	$0.07-$3.45	$1.40	3.88 years	$1,826,820
Exercisable, March 31, 2013	1,075,000		$1.11		$1,188,820
Vested and expected to vest, March 31, 2013	2,061,500		$1.40		$1,826,820

In January 2011, the Company’s subsidiary EuroSite Power, adopted the 2011 Stock Incentive Plan, or the Stock Plan. The aggregate number of shares of common stock which may be issued pursuant to this Stock Plan is 3,000,000 shares.

On June 13, 2011, the board unanimously amended the Stock Plan, subject to shareholder approval, to increase the reserved shares of common stock issuable under the Stock Plan from 3,000,000 to 4,500,000, or the Amended Plan. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. At March 31, 2013 there were 2,388,000 unvested stock options outstanding of EuroSite Power with a vesting schedule of 25% per year and expiration in 10 years.

Note 7 – Warrant liability:

On December 9, 2010, the Company entered into subscription agreements with selected investors for the purchase of units consisting, in the aggregate, of 500,000 shares of its common stock and warrants to purchase 500,000 shares of its common stock. The subscription agreements provided for the purchase of the units at a purchase price of $2.50 per unit, and the warrants had an exercise price of $3.25 per share of common stock and are exercisable for 5 years commencing six months after the closing of the offering and expire on December 14, 2015.

The warrants contain both a right to obtain stock upon exercise, or a Call, and a right to settle the warrants for cash upon the occurrence of certain events, or a Put. Generally, the Put provisions allow the warrant holders liquidity protection; the right to receive cash equal to the value of the remaining unexercised portion of the warrants in certain situations where the holders would not have a means of readily selling the shares issuable upon exercise of the warrants (e.g., where there would no longer be a significant public market for the Company’s common stock). Specifically, the Put rights would be triggered upon the occurrence of a Fundamental Transaction, as defined in the agreement. Pursuant to the agreement, in the case of a Fundamental Transaction the warrant holders would receive a cash settlement in an amount equal to the value of obtained by using the Black-Scholes Option Pricing Model obtained from the “OV” function on Bloomberg L.P. using (i) a price per share of common stock equal to the Volume-Weighted Average Price of the common stock for the Trading Day immediately preceding the date of consummation of the applicable Fundamental Transaction, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of this Warrant as of the date of consummation of the applicable Fundamental Transaction and (iii) an expected volatility equal to the lesser of (1)the thirty (30) day volatility obtained from the “HVT” function on Bloomberg L.P. determined as of the end of the Trading Day immediately following the public announcement of the applicable Fundamental Transaction or (2) 70%. These warrants are classified as liabilities pursuant to the FASB guidance contained in ASC 480. Changes in the fair value of the warrant liabilities are recorded in the accompanying consolidated statements of operations (see “Note 10 – Fair value measurements”).

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

AMERICAN DG ENERGY INC.

Executive Officer and director of Tecogen and holds 27.3% of that company's common stock; (c) a director of Ilios and holds 7.0% of that company's common stock; and (d) the Chairman of GlenRose Instruments and holds 15.7% of that company's common stock.

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos' brother, who holds 14.0% of the Company's common stock is also: a) an investor in EuroSite Power and holds 0.3% of that company's common stock; (b) a director of Tecogen and holds 26.0% of that company's common stock; (c) an investor in Ilios and holds 2.7% of that company's common stock; (d) an investor of GlenRose Instruments and holds 15.7% of that company's common stock; (e) founder and investor in Pharos and holds 24.4% of that company’s common stock; and (f) an investor and director of Levitronix and holds 21.4% of that company’s common stock.

The Company purchases energy equipment primarily from Tecogen which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provides twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles.

In July 2012, the Company entered into the 2006 Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the Company with certain office and business support services for a period of 1 year, renewable annually by mutual agreement. Under the current amendment to the Agreement, Tecogen provides the Company with office space and utilities at a monthly rate of $6,733. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the Company and the Company leases office space from Tecogen. These costs were reimbursed by the Company. Tecogen has a sublease agreement for the office building, which expires on March 31, 2024.

The Company has sales representation rights to Tecogen’s products and services. In New England, the Company has exclusive sales representation rights to Tecogen’s cogeneration products. The Company has granted Tecogen sales representation rights to its On-Site Utility energy service in California. During the period ended March 31, 2013, the Company received $0 from Tecogen as a commission from the sale of equipment.

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

The Company has issued aggregate principal amount of convertible debentures that mature on May 25, 2018 and accrue interest at the rate of 6.0% per annum payable on a semi-annual basis. For additional disclosure on the Company’s debt see "Note 3 – Convertible debentures".

On January 6, 2012, the Company loaned Peter Westerhoff, the noncontrolling interest partner in ADGNY, $15,565 by signing a five month loan agreement earning interest at 12.0% per annum. As of the date of this report, the loan has been paid off and the noncontrolling interest partner has no amount outstanding with the Company.

During the three months ended March 31, 2013 and 2012, the Company purchased from Tecogen cogeneration and chiller systems, parts and service for a total of $255,605 and $357,360, respectively.

In March 2013 the Company provided Tecogen, a related party, funds as prepayment for equipment purchases and services to be delivered or performed in 2013. The Company will receive a 6.0% per annum discount on deposit balances towards future purchases. As of March 31, 2013 the principal balance on this prepayment was $826,822 and is included in Due from related party in the accompanying condensed consolidated balance sheet.

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

AMERICAN DG ENERGY INC.

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. As of March 31, 2013, the Company has classified 500,000 warrants with an exercise price of $3.25 per share that contain put and call rights as Level 3 (see “Note 7 – Warrant liability”). The Company records the fair value of the warrant liability on a recurring basis and estimates the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 60.7%, risk free interest rate of 2.08%, expected life of five years and no dividends. The Company estimated that the fair value of the warrants at March 31, 2013, using this same model with the following average assumptions assigned to the varying outcomes: expected volatility of 61.5%, risk free interest rates of 0.77%, expected lives of 2.71 years and no dividends. The fair value measurement of the warrant liability is particularly sensitive to the price and volatility of the Company's common stock. As of March 31, 2013, the financial liabilities held by the Company and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $278,635.

The following table summarizes the activity for the period:

Warrant Liabilities
Fair value at December 31, 2012	$389,454
Fair value adjustment at March 31, 2013	110,819
Fair value at March 31, 2013	$278,635

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, convertible debentures and amounts due to/from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and amounts due to/from related parties approximate their fair values based on their short-term nature. The carrying value of the convertible debentures on the balance sheet at March 31, 2013 approximates fair value as the terms (Level 2 inputs) approximate those currently available for similar instruments.

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

First quarter 2013 Compared to First quarter 2012.

Revenues

Revenues in the first quarter of 2013 were $2,059,312 compared to $1,502,402 for the same period in 2012, an increase of $556,910 or 37.1%. The increase in revenues was primarily due to increase in output of our energy systems during the first quarter of 2013 compared to the same period in 2012. Our On-Site Utility energy revenue in the first quarter of 2013 was $2,014,437 compared to $1,451,569 for the same period in 2012, an increase of $562,868. Our turnkey and other revenue in the first quarter of 2013 decreased to $44,875 compared to $50,833 for the same period in 2012. During the first quarter of 2013 the Company performed billable services and recorded revenue from the maintenance of energy systems and commissions from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the first quarter of 2013, the Company operated 98 energy systems, at 57 locations representing 6,488 kW of installed electricity plus thermal energy, compared to 83 energy systems at 44 locations, representing 5,835 kW of installed electricity plus thermal energy for the same period in 2012. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first quarter of 2013 were $1,711,471 compared to $1,297,508 for the same period in 2012. Included in the cost of sales was depreciation expense of $327,688 in the first quarter of 2013, compared to $294,696 for the same period in 2012, due to the operation of additional energy systems. The cost of fuel, maintenance and installation was $1,383,783 in the first quarter of 2013, compared to $1,002,812 for the same period in 2012, an increase of $380,971 due to the increase in the cost of sales at our EuroSite Power subsidiary.

During the first quarter of 2013, our gross margins were 16.9% compared to 13.6% for the same period in 2012, primarily due to the increase in our revenue base. Our On-Site Utility energy margins excluding depreciation were at 31.8% in the first quarter of 2013, compared to 31.8% for the same period in 2012.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first quarter of 2013 were $638,425 compared to $830,869 for the same period in 2012, a decrease of $192,444 or 23.2%. The decrease was due to lower professional services fees.

AMERICAN DG ENERGY INC.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the first quarter of 2013 were $412,798 compared to $294,952 for the same period in 2012, an increase of $117,846 or 40.0%. The increase was due to additional selling expenses at our EuroSite Power subsidiary.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first quarter of 2013 were $288,568 compared to $279,812 for the same period in 2012, an increase of $8,756. The increase was due to additional engineering expenses at our EuroSite Power subsidiary.

Loss from Operations

The loss from operations in the first quarter of 2013 was $991,950 compared to loss $1,200,739 for the same period in 2012. The decrease in the operating loss was due to better cost controls at the parent and subsidiary companies and due to lower professional services fees. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $136,688 in the first quarter of 2013, compared to $190,727 for the same period in 2012.

Other Income (Expense), Net

Our other expense, net, in the first quarter of 2013 was a loss of $163,846 compared to a loss of $497,532 for the same period in 2012. Other income, net, includes interest and other income, interest expense and change in fair value of warrant liability. Interest and other income was $24,144 in the first quarter of 2013 compared to $12,758 for the same period in 2012. The increase was due to higher yields on our invested funds. Interest expense was $298,809 in the first quarter of 2013 compared to $293,556 for the same period in 2012, due to interest accrued on our debentures issued in May 2011. In the first quarter of 2013, the change in fair value of warrant liability resulted in a gain of $110,819 compared to a loss of $216,734 for the same period in 2012 (see “Note 7 – Warrant liability”).

Benefit (Provision) for Income Taxes

Our provision for state income taxes in the first quarter of 2013 was $34,584 compared to a provision of $19,102 for the same period in 2012.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a loss of $21,329 in the first quarter of 2013 compared to a loss of $9,987 for the same period in 2012. The change was due expenses in the EuroSite Power subsidiary, offset by revenue in the joint venture.

Liquidity and Capital Resources

Consolidated working capital at March 31, 2013 was $13,039,047, compared to $16,047,854 at December 31, 2012. Included in working capital were cash and cash equivalents of $9,540,582 at March 31, 2013, compared to $13,362,919 at December 31, 2012. The decrease in working capital was a result of cash used in operation of new energy projects.

Cash used by operating activities was $1,632,993 in the first three months of 2013 compared to $1,219,461 for the same period in 2012. The Company's short and long-term receivables balance, including unbilled revenue, increased to $1,204,588, in the first three months of 2013 compared to $827,970 at December 31, 2012, using $376,618 of cash due to the timing of collections. Amount due to the Company from related parties increased to $843,983 in the first three months of 2013 compared to $18,372 at December 31, 2012, using $825,611 due to prepayment to a related party for equipment purchases and services to be delivered or performed during the year. Our inventory increased to $3,049,375 in the first three months of 2013 compared to $2,920,444 at December 31, 2012, using $128,931 of cash due to the purchase of new energy systems for future installations. Our prepaid and other current assets increased to $736,287 in the first three months of 2013 compared to $308,164 at December 31, 2012, using $428,123 of cash due to prepaid insurance and other fees.

Accounts payable increased to $1,502,914 in the first three months of 2013, compared to $765,618 at December 31, 2012, providing $737,296 of cash. Our accrued expenses and other current liabilities increased to $716,617 at March 31, 2013 compared to $532,420 at December 31, 2012, providing $184,197 of cash. The amount due to related party increased to

AMERICAN DG ENERGY INC.

$72,313 in the first three months of 2013, compared to $41,812 at December 31, 2012, providing $30,501 of cash primarily due to equipment purchased from Tecogen.

During the first three months of 2013, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The Company used $2,114,787 for purchases and installation of energy systems. The Company's financing activities used $74,557 of cash in the first three months of 2013 primarily due to distributions to noncontrolling interests.

At March 31, 2013, the Company’s commitments included a lease for a plotter with a remaining balance of $3,480 and a rental commitment. The source of funds to fulfill those commitments will be provided from either the Company’s existing line of credit agreement or through debt or equity financings.

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

AMERICAN DG ENERGY INC.

Stock 10 business days before the interest payment due date in order to determine the conversion price. All other terms and conditions of the Debentures, including interest rate and maturity date remained the same.

In March 2013 the Company provided a related party funds as prepayment for equipment purchases and services to be delivered or performed in 2013. The Company will receive a 6.0% per annum discount on deposit balances towards future purchases. As of March 31, 2013 the principal balance on this prepayment was $826,822 and is included in Due from related party in the accompanying condensed consolidated balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2013, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.

For these purposes, the term disclosure controls and procedures of an issuer means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or

AMERICAN DG ENERGY INC.

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

Report of Management on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2013.

The Company had twenty-eight active employees, including one part time employee as of March 31, 2013. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

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

____________________________________________________________________________

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2013.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)