Form 10-Q
period 2013-06-30
AMERICAN DG ENERGY INC
filed 2013-08-14
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at August 13, 2013
Common Stock, $0.001 par value	48,807,195

AMERICAN DG ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING JUNE 30, 2013

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 and December 31, 2012 (unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,815,833	$13,362,919
Accounts receivable, net	871,243	761,678
Unbilled revenue	19,437	19,492
Due from related party	678,340	18,372
Inventory	2,974,270	2,920,444
Prepaid and other current assets	330,296	308,164
Total current assets	15,689,419	17,391,069
Property, plant and equipment, net	20,144,242	17,253,648
Accounts receivable, long-term	36,000	46,800
Other assets, long-term	42,104	47,216
TOTAL ASSETS	$35,911,765	$34,738,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$505,214	$765,618
Accrued expenses and other current liabilities	566,879	532,420
Due to related party	55,955	41,812
Capital lease obligations	1,683	3,365
Total current liabilities	1,129,731	1,343,215
Long-term liabilities:
Convertible debentures	22,300,000	19,400,000
Warrant liability	70,448	389,454
Other long-term liabilities	22,640	29,444
Total liabilities	23,522,819	21,162,113
Stockholders’ equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 48,807,195 and 48,490,733 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	48,807	48,491
Additional paid-in capital	37,787,431	37,001,439
Accumulated deficit	(26,674,388)	(24,456,845)
Total American DG Energy Inc. stockholders’ equity	11,161,850	12,593,085
Noncontrolling interest	1,227,096	983,535
Total stockholders’ equity	12,388,946	13,576,620
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,911,765	$34,738,733

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2013 and June 30, 2012

	Three Months Ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Revenues
Energy revenues	$1,732,497	$1,136,265
Turnkey & other revenues	37,286	56,692
	1,769,783	1,192,957
Cost of sales
Fuel, maintenance and installation	1,136,802	694,746
Depreciation expense	329,302	534,888
	1,466,104	1,229,634
Gross profit	303,679	(36,677)
Operating expenses
General and administrative	844,418	677,371
Selling	277,388	624,159
Engineering	267,588	300,265
	1,389,394	1,601,795
Loss from operations	(1,085,715)	(1,638,472)

Other income (expense), net
Interest and other income	42,144	13,682
Interest expense	(260,537)	(447,477)
Change in fair value of warrant liability	208,187	(44,602)
	(10,206)	(478,397)
Loss before provision for state income taxes	(1,095,921)	(2,116,869)
(Provision) benefit for state income taxes	(7,055)	7,140
Consolidated net loss	(1,102,976)	(2,109,729)
Loss attributable to the noncontrolling interest	54,484	60,764
Net loss attributable to American DG Energy Inc.	$(1,048,492)	$(2,048,965)

Net loss per share - basic and diluted	$(0.02)	$(0.04)
Weighted average shares outstanding - basic and diluted	48,619,404	46,639,141

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2013 and June 30, 2012

	Six Months Ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Revenues
Energy revenues	$3,746,934	$2,587,834
Turnkey & other revenues	82,161	107,525
	3,829,095	2,695,359
Cost of sales
Fuel, maintenance and installation	2,520,585	1,697,558
Depreciation expense	656,990	829,584
	3,177,575	2,527,142
Gross profit	651,520	168,217
Operating expenses
General and administrative	1,482,843	1,445,323
Selling	690,186	1,044,335
Engineering	556,156	580,077
	2,729,185	3,069,735
Loss from operations	(2,077,665)	(2,901,518)

Other income (expense), net
Interest and other income	66,288	26,440
Interest expense	(559,346)	(741,033)
Change in fair value of warrant liability	319,006	(261,336)
	(174,052)	(975,929)
Loss before provision for state income taxes	(2,251,717)	(3,877,447)
Provision for state income taxes	(41,639)	(11,962)
Consolidated net loss	(2,293,356)	(3,889,409)
Loss attributable to the noncontrolling interest	75,813	70,751
Net loss attributable to American DG Energy Inc.	$(2,217,543)	$(3,818,658)

Net loss per share - basic and diluted	$(0.05)	$(0.08)
Weighted average shares outstanding - basic and diluted	48,555,424	46,639,141

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and June 30, 2012

	Six Months Ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,217,543)	$(3,818,658)
Income (loss) attributable to noncontrolling interest	(75,813)	(70,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	694,697	857,224
Provision for losses on accounts receivable	64,134	74,291
Amortization of deferred financing costs	5,112	1,176
Increase (decrease) in fair value of warrant liability	(319,006)	261,336
Noncash interest expense	528,489	712,921
Stock-based compensation	283,360	379,857
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	(162,844)	(81,911)
Due from related party	(659,968)	(47,360)
Inventory	(53,826)	(491,118)
Prepaid and other current assets	3,312	(59,013)
Increase (decrease) in:
Accounts payable	(260,404)	(34,929)
Accrued expenses and other current liabilities	34,459	81,661
Due to related party	14,143	267,486
Other long-term liabilities	(6,804)	(6,804)
Net cash used in operating activities	(2,128,502)	(1,974,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,123,791)	(933,687)
Net cash used in investing activities	(3,123,791)	(933,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures, net of costs	2,874,556	—
Proceeds from issuance of warrants	—	7,500
Proceeds from sale of common stock, net of costs	—	1,560,000
Proceeds from sale of subsidiary common stock, net of cost	(4,558)	—
Proceeds from exercise of common stock options	—	114,882
Purchases of common stock, net of costs	—	(750,000)
Principal payments on capital lease obligations	(1,682)	(1,682)
Distributions to noncontrolling interest	(163,109)	(144,092)
Net cash provided by financing activities	2,705,207	786,608

Net decrease in cash and cash equivalents	(2,547,086)	(2,121,671)
Cash and cash equivalents, beginning of the period	13,362,919	17,801,025
Cash and cash equivalents, end of the period	$10,815,833	$15,679,354

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending June 30, 2013

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

Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual report on Form 10-K for the year ended December 31, 2012, or the Annual report, filed with the SEC. The Company’s operating results for the six month periods ended June 30, 2013, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2013.

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary American DG Energy, its 51.0% joint venture, American DG New York, LLC, or ADGNY, and its 79.3% owned subsidiary EuroSite Power Inc., or EuroSite Power.

The Company owns 51.0% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the Company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the Company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the underlying energy projects. The economic ownership of the energy projects is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The Company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner, Peter Westerhoff, each quarter. On the Company’s consolidated balance sheets, noncontrolling interest represents the partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The Company owned a controlling 51.0% legal interest and a 62.8% economic interest in ADGNY as of June 30, 2013.

In July 2010 the Company invested $45,000 in exchange for 45 million shares of EuroSite Power, a newly established corporation. The investment gave the Company a controlling financial interest in EuroSite Power, whose business focus is to introduce the On-Site Utility solution into the European market. Also in July 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares in EuroSite Power. During the year ended December 31, 2012, EuroSite Power raised approximately $1,250,000 in private placements by selling 1,250,000 shares of EuroSite Power common stock to accredited investors at $1.00 per share. As of June 30, 2013 the Company owns an 79.3% interest in EuroSite Power and has consolidated EuroSite Power into its financial statements in accordance with GAAP.

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

The Company has experienced total net losses since inception of approximately $26.7 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond June 30, 2014, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements at June 30, 2013 and 2012, respectively.

Occasionally, the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company sells each deliverable to other customers on a stand-alone basis, the Company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the

AMERICAN DG ENERGY INC.

energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements at June 30, 2013 and 2012, respectively.

The Company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. At June 30, 2013 and 2012, the revenue recognized from demand response activity was $12,287 and $51,784, respectively. The Company treats demand response payments as an operating activity in the statements of cash flows.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. As of June 30, 2013, the Company had a balance of $6,728,359 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit of $250,000 per institution.

Accounts Receivable

The Company maintains receivable balances primarily with customers located throughout New York and New Jersey. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Generally, such losses have been within management’s expectations. Bad debt is written off when identified. At June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $114,000 and $54,000, respectively.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of June 30, 2013 and December 31, 2012, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

The majority of the Company’s cogeneration unit purchases as of June 30, 2013 and December 31, 2012, were from one vendor (see “Note 8 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the Company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen Inc., or Tecogen. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

AMERICAN DG ENERGY INC.

The Company evaluates the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company’s energy systems is lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. The Company reviews for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. During the period ending June 30, 2013 and 2012, the amount of rebates applied to the cost of construction was $146,318 and $260,701, respectively.

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

See “Note 6 – Stock based compensation” for a summary of the restricted stock and stock option activity under the Company’s stock-based employee compensation plan for the periods ended June 30, 2013 and 2012, respectively.

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

Other Comprehensive Net Loss

The comprehensive net loss for the period ended June 30, 2013 and December 31, 2012, does not differ from the reported loss.

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

Note 2 – Loss per common share:

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise/conversion price is less than the average market price of the common stock for the period. All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three months and six months ended June 30, 2013 and 2012 respectively was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Earnings per share
Loss available to stockholders	$(1,048,492)	$(2,048,965)	$(2,217,543)	$(3,818,658)

Weighted average shares outstanding - Basic and diluted	48,619,404	46,639,141	48,555,424	46,639,141
Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.05)	$(0.08)

Shares underlying warrants outstanding	507,500	588,000	507,500	588,000
Shares underlying stock options outstanding	2,211,500	2,151,986	2,211,500	2,151,986
Shares underlying convertible debentures outstanding	8,818,182	8,818,182	8,818,182	8,818,182
	11,537,182	11,558,168	11,537,182	11,558,168

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

On May 24, 2013, at the request of all holders of the Company’s Senior Unsecured Convertible Debentures, due 2018, the Company modified through a fourth amendment the terms of the interest payment due to the holders. Under the terms of the fourth amendment, the holders agreed to receive interest payments in shares of the Company's common stock instead of cash for 2012, 2013 and 2014, provided that the Company's shares are listed on a National Securities Exchange. Under the terms of this amendment, for the May semi-annual interest payment, the Company will use the April average daily closing price of the Common Stock in order to determine the conversion price and for the November semi-annual interest payment the Company will use the October average daily closing price of the Common Stock in order to determine the

AMERICAN DG ENERGY INC.

conversion price. All other terms and conditions of the Debentures, including interest rate and maturity date remained the same.

On May 25, 2013, the total interest due to the debenture holders was $582,000 and in connection with the amendment the Company issued to the debenture holders 316,462 shares of common stock at $1.84 per share which was the average price of the Company's common stock during the month of April. In connection with this transaction, the Company recorded a reduction of $53,511 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2013.

At June 30, 2013, the Company had a balance of $20,000 due to John N. Hatsopoulos related to interest payable on his outstanding convertible debentures.

On June 14, 2013, EuroSite Power entered into subscription agreements with certain investors, including American DG Energy for a private placement of an aggregate principal amount of $4,000,000 of 4.0% Senior Unsecured Convertible Notes due on June 14, 2015, or the Notes. In connection with the private placement, American DG Energy exchanged a promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013, or the Old Note, for a like principal amount of the Notes and cash paid for any accrued but unpaid interest on the Old Note. The Company guarantees, or the Guarantees, the Notes on a subordinated basis. Among other things, the Guarantees provide that, in the event of EuroSite Power's failure to pay principal or interest on a Note, the holder of such Note, on the terms and conditions set forth in the Noteholders Agreement, may proceed directly against the Company, as guarantor, to enforce the Guarantee without first proceeding against EuroSite Power.

The holders of the Notes are subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes will mature on June 14, 2015 and will accrue interest at the rate of 4.0% per annum payable in cash on a semi-annual basis. At the Investor's option, the Notes may be converted into shares of EuroSite Power common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Investors will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Notes for an additional 3 years with an automatic decrease in interest rate to 3.0% per annum; or exchange the Notes for a new non-convertible note with a 3 year maturity and a 6.0% per annum interest rate; no accrued interest will be lost on such exchange. The Company and EuroSite Power have evaluated the term-extending option and have determined that the extension option on the Notes represents a derivative under ASC 815-15-25-44 however, they have concluded that its value at inception and at June 30, 2013 was de minimis based on the current rising interest rate environment; the improving U.S. economy and the potential end of Federal Reserve bond purchases; and current market yields of convertible debentures with maturities similar to ours.

The Noteholders Agreement provides for customary events of default by EuroSite Power, including failure to pay interest within ten days of becoming due, failure to pay principal when due, failure to comply provisions of the Notes or the Noteholders Agreement, subject to cure, and certain events of bankruptcy or insolvency.

The holders of the Notes are entitled to the benefits of a registration rights agreement dated June 14, 2013 by and among EuroSite Power and the Noteholders named therein, or the Registration Rights Agreement. The Registration Rights Agreement provides for demand registration rights, such that upon the demand of 30.0% of the holders of Registrable Securities, as defined in the Registration Rights Agreement and subject to certain conditions (including that EuroSite Power is eligible to use a Form S-3 registration statement and that such holders anticipate an aggregate offering price, net of selling expenses, of at least $250,000), EuroSite Power will file a Form S-3 registration statement covering the Registrable Securities requested to be included in such registration, subject to adjustment, and use its commercially reasonable efforts to cause such registration statement to become effective. For additional disclosure see the Company's filings with the SEC.

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

The Company has issued $19,400,000 aggregate principal amount of convertible debentures that mature on May 25, 2018 and accrue interest at the rate of 6.0% per annum payable on a semi-annual basis and the Company's subsidiary EuroSite Power has issued $4,000,000 aggregate principal amount of convertible debentures that mature on June 14, 2015 and accrue interest at the rate of 4.0% per annum payable in cash on a semi-annual basis. For additional disclosure on the Company’s debt see "Note 3 – Convertible debentures".

Note 5 – Warrants:

On January 15, 2011, the Company signed an investor relations consulting agreement with AIM Capital Corporation d/b/a Barry Kaplan Associates, or AIM Capital, for a period of twelve months. In connection with that agreement the Company granted AIM Capital a warrant to purchase 30,000 shares of American DG Energy Inc. common stock at an exercise price per share of $2.69, with a four year vesting period and an expiration date of January 15, 2016. The Company received no other consideration from the issuance of the warrants. The expense related to this warrant was de minimis for the period ended June 30, 2013.

On February 22, 2012, the Company sold a warrant to purchase shares of the Company’s common stock to an accredited investor, for a purchase price of $7,500. The warrant, which expired on February 22, 2013, gave the investor the right but not the obligation to purchase 50,000 shares of the Company’s common stock at an exercise price per share of $3.00. That warrant expired during the period ended June 30, 2013.

At June 30, 2013, the Company had 507,500 warrants outstanding including 500,000 warrants at an exercise price of $3.25 per share that expire on December 14, 2015 (see “Note 7 – Warrant liability” and “Note 10 – Fair value measurements”) and 7,500 warrants at an exercise price of $2.69 per share that expire on January 15, 2016. Warrant activity for the period ended June 30, 2013 was as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2012	565,500	$3.19
Granted	—	—
Exercised	—	—
Expired	(58,000)	0.26
Unvested, 6/30/2013	507,500	$3.52

Note 6 – Stock-based compensation:

Stock-based compensation expense for the six months ended June 30, 2013 and 2012 was $283,360 and $379,857 respectively. At June 30, 2013, the total compensation cost related to stock option awards not yet recognized is $828,427. This amount will be recognized over the weighted average period of 2.92 years. Stock option activity for the six months ended June 30, 2013 was as follows:

AMERICAN DG ENERGY INC.

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	2,061,500	$0.07-$3.45	$1.40	4.13 years	$2,151,585
Granted	150,000	1.67	1.67
Exercised	—	—	—
Canceled	—	—	—
Expired	—	—	—
Outstanding, 6/30/2013	2,211,500	$0.07-$3.45	$1.42	3.71 years	$657,800
Exercisable, 6/30/2013	1,153,750		$1.23		$465,355
Vested and expected to vest, 6/30/2013	2,211,500		$1.42		$657,800

In January 2011, the Company’s subsidiary EuroSite Power, adopted the 2011 Stock Incentive Plan, or the Stock Plan. The aggregate number of shares of common stock which may be issued pursuant to this Stock Plan is 3,000,000 shares.

On June 13, 2011, the board unanimously amended the Stock Plan, subject to shareholder approval, to increase the reserved shares of common stock issuable under the Stock Plan from 3,000,000 to 4,500,000, or the Amended Plan. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. At June 30, 2013 there were 2,310,000 unvested stock options outstanding of EuroSite Power with a vesting schedule of 25% per year and expiration in 10 years.

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

Note 8 – Related parties:

Eurosite Power, Tecogen, Ilios Inc., or Ilios, GlenRose Instruments Inc., or GlenRose Instruments, Pharos LLC, or Pharos, and Levitronix Technologies LLC, or Levitronix are affiliated companies by virtue of common ownership. The common stockholders include:

•
John N. Hatsopoulos, the Chief Executive Officer and director of the Company who holds 10.7% of its common stock is also: (a) the Chairman of EuroSite Power and holds 0.1% of that company's common stock; (b) the Chief

AMERICAN DG ENERGY INC.

Executive Officer and director of Tecogen and holds 27.3% of that company's common stock; (c) a director of Ilios and holds 6.8% of that company's common stock; and (d) the Chairman of GlenRose Instruments and holds 15.7% of that company's common stock.

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos' brother, who holds 13.9% of the Company's common stock is also: a) an investor in EuroSite Power and holds 0.3% of that company's common stock; (b) a director of Tecogen and holds 25.9% of that company's common stock; (c) an investor in Ilios and holds 3.1% of that company's common stock; (d) an investor of GlenRose Instruments and holds 15.7% of that company's common stock; (e) founder and investor in Pharos and holds 24.4% of that company’s common stock; and (f) an investor and director of Levitronix and holds 21.4% of that company’s common stock.

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

On July 1, 2013, the Company entered into an Amendment to the Facilities, Support Services and Business Agreement, or the Amendment, with Tecogen. The Amendment renews the term of the Facilities, Support Services and Business Agreement between the Company and Tecogen for a period of 1 year, beginning on July 1, 2013. The Amendment increases the space provided to the Company by Tecogen and provides the Company with office space and utilities at a monthly rate of $6,495. In addition, Tecogen pays certain operating expenses such as general insurance on behalf of the Company and these costs are reimbursed by the Company. Tecogen has a sublease agreement for the office building, which expires on March 31, 2024. Furthermore, the Amendment clarifies that the total sales thresholds for volume discounts are to be met during a calendar year and that the Company's representation rights may be terminated by either the Company or Tecogen upon 60 days' notice, without cause.

The Company has sales representation rights to Tecogen’s products and services. In New England, the Company has exclusive sales representation rights to Tecogen’s cogeneration products. The Company has granted Tecogen sales representation rights to its On-Site Utility energy service in California. During the period ended June 30, 2013, the Company received $0 from Tecogen as a commission from the sale of equipment.

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

The Company has issued $19,400,000 aggregate principal amount of convertible debentures that mature on May 25, 2018 and accrue interest at the rate of 6.0% per annum payable on a semi-annual basis and the Company's subsidiary EuroSite Power has issued $4,000,000 aggregate principal amount of convertible debentures that mature on June 14, 2015, and accrue interest at the rate of 4.0% per annum payable in cash on a semi-annual basis. The Company guarantees, the convertible debentures on a subordinated basis. For additional disclosure see "Note 3 – Convertible debentures" or see the Company's filings with the SEC.

On January 6, 2012, the Company loaned Peter Westerhoff, the noncontrolling interest partner in ADGNY, $15,565 by signing a five month loan agreement earning interest at 12.0% per annum. As of the date of this report, the loan has been paid off and the noncontrolling interest partner has no amount outstanding with the Company.

During the three months ended June 30, 2013 and 2012, the Company purchased from Tecogen cogeneration and chiller systems, parts and service for a total of $398,625 and $987,136, respectively.

In March 2013 the Company provided Tecogen, a related party, funds as prepayment for equipment purchases and services to be delivered or performed in 2013. The Company will receive a 6.0% per annum discount on deposit balances towards future purchases. As of June 30, 2013 the principal balance on this prepayment was $614,618 and is included in Due from related party in the accompanying condensed consolidated balance sheet.

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. As of June 30, 2013, the Company has classified 500,000 warrants with an exercise price of $3.25 per share that contain put and call rights as Level 3 (see “Note 7 – Warrant liability”). The Company records the fair value of the warrant liability on a recurring basis and estimates the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 60.7%, risk free interest rate of 2.08%, expected life of five years and no dividends. The Company estimated that the fair value of the warrants at June 30, 2013, using this same model with the following average assumptions assigned to the varying outcomes: expected volatility of 56.0%, risk free interest rates of 1.41%, expected lives of 2.46 years and no dividends. The fair value measurement of the warrant liability is particularly sensitive to the price and volatility of the Company's common stock. As of June 30, 2013, the financial liabilities held by the Company and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $70,448.

The following table summarizes the activity for the period:

Warrant Liabilities
Fair value at December 31, 2012	$389,454
Fair value adjustment at 6/30/2013	319,006
Fair value at 6/30/2013	$70,448

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, convertible debentures and amounts due to/from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and amounts due to/from related parties approximate their fair values based on their short-term nature. The carrying value of the convertible debentures on the balance sheet at June 30, 2013 approximates fair value as the terms (Level 2 inputs) approximate those currently available for similar instruments.

Note 11 – Subsequent events:

On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock. The special dividend will be payable on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction the Company will issue to its

AMERICAN DG ENERGY INC.

stockholders an aggregate of 4,880,720 shares of EuroSite Power common stock that it owns. The EuroSite Power shares to be distributed pursuant to the special dividend will not be restricted securities in the hands of shareholders who are not affiliates of American DG Energy or Eurosite Power. Affiliates may sell the securities only after a 6 month holding period pursuant to the provisions of the SEC's Rule 144.

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

Second Quarter 2013 Compared to Second Quarter 2012.

Revenues

Revenues in the second quarter of 2013 were $1,769,783 compared to $1,192,957 for the same period in 2012, an increase of $576,826 or 48.4%. The increase in revenues was primarily due to increase in output of our energy systems during the second quarter of 2013 compared to the same period in 2012, offset by a decrease in our turnkey and other revenue. Our On-Site Utility energy revenue in the second quarter of 2013 was $1,732,497 compared to $1,136,265 for the same period in 2012, an increase of $596,232 or 48.4%. Our turnkey and other revenue in the second quarter of 2013 decreased to $37,286 compared to $56,692 for the same period in 2012, a decrease of $19,406 or 34.2%. During the second quarter of 2013 the Company performed billable services and recorded revenue from the maintenance of energy systems and commissions from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the second quarter of 2013, the Company operated 104 energy systems, at 62 locations representing 6,863 kW of installed electricity plus thermal energy, compared to 89 energy systems at 48 locations, representing 6,202 kW of installed electricity plus thermal energy for the same period in 2012. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the second quarter of 2013 were $1,466,104 compared to $1,229,634 for the same period in 2012, an increase of $236,470 or 19.2%. Included in the cost of sales was depreciation expense of $329,302 in the second quarter of 2013, compared to $534,888 for the same period in 2012. The depreciation in 2012 included $237,968 of additional depreciation expense related to River Point Towers Cooperative Inc. The cost of fuel, maintenance and installation was $1,136,802 in the second quarter of 2013, compared to $694,746 for the same period in 2012, an increase of $442,056 or 63.6% due to the increase in the cost of sales at our EuroSite Power subsidiary.

During the second quarter of 2013, our gross margins were 17.2% compared to negative 3.1% for the same period in 2012, primarily due to the increase in our revenue base. Our On-Site Utility energy margins excluding depreciation were at 34.2% in the second quarter of 2013, compared to 39.2% for the same period in 2012.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the second quarter of 2013 were $844,418 compared to $677,371 for the same period in 2012, an increase of $167,047 or 24.7%. The increase was due to the exchange rate difference and administrative expenses at our EuroSite Power subsidiary.

AMERICAN DG ENERGY INC.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the second quarter of 2013 were $277,388 compared to $624,159 for the same period in 2012, a decrease of $346,771 or 55.6%. The decrease was primarily due to the reduction in advertising, equipment removal coats and other selling expenses.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the second quarter of 2013 were $267,588 compared to $300,265 for the same period in 2012, a decrease of $32,677. The decrease was due to reduction in engineering consulting services.

Loss from Operations

The loss from operations in the second quarter of 2013 was $1,085,715 compared to loss $1,638,472 for the same period in 2012, a decrease of $552,757 or 33.7%. The decrease in the operating loss was due to better cost controls at the parent and subsidiary companies and due to lower professional services fees. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $146,672 in the second quarter of 2013, compared to $189,130 for the same period in 2012.

Other Income (Expense), Net

Our other expense, net, in the second quarter of 2013 was a loss of $10,206 compared to a loss of $478,397 for the same period in 2012, a decrease of $468,191. Other income, net, includes interest and other income, interest expense and change in fair value of warrant liability. Interest and other income was $42,144 in the second quarter of 2013 compared to $13,682 for the same period in 2012, an increase of $28,462. The increase was due to higher yields on our invested funds. Interest expense was $260,537 in the second quarter of 2013 compared to $447,477 for the same period in 2012, a decrease of $186,940 due to interest payable in common stock on our convertible debentures issued in May 2011. In the second quarter of 2013, the change in fair value of warrant liability resulted in a gain of $208,187 compared to a loss of $44,602 for the same period in 2012 (see “Note 7 – Warrant liability”).

Benefit (Provision) for Income Taxes

Our provision for state income taxes in the second quarter of 2013 was $7,055 compared to a benefit of $7,140 for the same period in 2012.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a loss of $54,484 in the second quarter of 2013 compared to a loss of $60,764 for the same period in 2012. The change was due to expenses in the EuroSite Power subsidiary, offset by revenue in the joint venture. On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock. The special dividend will be payable on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction the Company will issue to its stockholders approximately 4,880,720 shares of EuroSite Power common stock that it owns and, as a result, its noncontrolling interest ownership percentage in EuroSite Power is expected to be 29.3%.

First Six Months of 2013 Compared to First Six Months of 2012.

Revenues

Revenues in the first six months of 2013 were $3,829,095 compared to $2,695,359 for the same period in 2012, an increase of $1,133,736 or 42.1%. The increase in revenues was primarily due to increase in output of our energy systems during the first six months of 2013 compared to the same period in 2012, offset by a decrease in our turnkey and other revenue. Our On-Site Utility energy revenue in the first six months of 2013 was $3,746,934 compared to $2,587,834 for the same period in 2012, an increase of $1,159,100. Our turnkey and other revenue in the first six months of 2013 decreased to $82,161 compared to $107,525 for the same period in 2012, a decrease of $25,364 or 23.6%. During the first six months of

AMERICAN DG ENERGY INC.

2013 the Company performed billable services and recorded revenue from the maintenance of energy systems and commissions from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the first six months of 2013, the Company operated 104 energy systems, at 62 locations representing 6,863 kW of installed electricity plus thermal energy, compared to 89 energy systems at 48 locations, representing 6,202 kW of installed electricity plus thermal energy for the same period in 2012. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first six months of 2013 were $3,177,575 compared to $2,527,142 for the same period in 2012. Included in the cost of sales was depreciation expense of $656,990 in the first six months of 2013, compared to $829,584 for the same period in 2012, a decrease of $172,594, or 20.8%. The depreciation expense in 2012 included an additional charge related to the settlement of River Point Towers Cooperative Inc. The cost of fuel, maintenance and installation was $2,520,585 in the first six months of 2013, compared to $1,697,558 for the same period in 2012, an increase of $823,027 primarily due to increased fuel costs and due to the increase in the cost of sales at our EuroSite Power subsidiary.

During the first six months of 2013, our gross margins were 17.0% compared to 6.2% for the same period in 2012, primarily due to the increase in our revenue base and the reduction in our depreciation expense. Our On-Site Utility energy margins excluding depreciation were at 32.9% in the first six months of 2013, compared to 35.0% for the same period in 2012.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first six months of 2013 were $1,482,843 compared to $1,445,323 for the same period in 2012, an increase of $37,520 or 2.6%.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the first six months of 2013 were $690,186 compared to $1,044,335 for the same period in 2012, a decrease of $354,149 or 33.9%. The decrease was primarily due to the reclassification of the exchange rate difference from selling expense to general and administrative expense and due to the reduction in advertising and other selling expenses.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first six months of 2013 were $556,156 compared to $580,077 for the same period in 2012, a decrease of $23,921. The decrease was due the reduction in engineering consulting services.

Loss from Operations

The loss from operations in the first six months of 2013 was $2,077,665 compared to loss $2,901,518 for the same period in 2012, a decrease of $823,853, or 28.4%. The decrease in the operating loss was due to better cost controls at the parent and subsidiary companies and due to lower professional services fees. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $283,360 in the first six months of 2013, compared to $379,857 for the same period in 2012.

Other Income (Expense), Net

Our other expense, net, in the first six months of 2013 was a loss of $174,052 compared to a loss of $975,929 for the same period in 2012, a decrease of $801,877. Other income, net, includes interest and other income, interest expense and change in fair value of warrant liability. Interest and other income was $66,288 in the first six months of 2013 compared to $26,440 for the same period in 2012, an increase of $39,848. The increase was due to higher yields on our invested funds.

AMERICAN DG ENERGY INC.

Interest expense was $559,346 in the first six months of 2013 compared to $741,033 for the same period in 2012, a decrease of $181,687, or 24.5% due to interest payable in common stock on our convertible debentures issued in May 2011. In the first six months of 2013, the change in fair value of warrant liability resulted in a gain of $319,006 compared to a loss of $261,336 for the same period in 2012 (see “Note 7 – Warrant liability”).

Benefit (Provision) for Income Taxes

Our provision for state income taxes in the first six months of 2013 was $41,639 compared to $11,962 for the same period in 2012.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a loss of $75,813 in the first six months of 2013 compared to a loss of $70,751 for the same period in 2012. The change was due to expenses in the EuroSite Power subsidiary, offset by revenue in the joint venture. On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock. The special dividend will be payable on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction the Company will issue to its stockholders approximately 4,880,720 shares of EuroSite Power common stock that it owns and, as a result, its noncontrolling interest ownership percentage in EuroSite Power is expected to be 29.3%.

Liquidity and Capital Resources

Consolidated working capital at June 30, 2013 was $14,559,688, compared to $16,047,854 at December 31, 2012. Included in working capital were cash and cash equivalents of $10,815,833 at June 30, 2013, compared to $13,362,919 at December 31, 2012. The decrease in working capital was a result of cash used in operation of new energy projects.

Cash used by operating activities was $2,128,502 in the first six months of 2013 compared to $1,974,592 for the same period in 2012. The Company's short and long-term receivables balance, including unbilled revenue, increased to $926,680, in the first six months of 2013 compared to $827,970 at December 31, 2012, using $98,710 of cash due to the timing of collections. Amount due to the Company from related parties increased to $678,340 in the first six months of 2013 compared to $18,372 at December 31, 2012, due primarily to $659,968 prepaid to a related party for equipment purchases and services to be delivered or performed during the year. Our inventory increased to $2,974,270 in the first six months of 2013 compared to $2,920,444 at December 31, 2012, using $53,826 of cash due to the purchase of new energy systems for future installations. Our prepaid and other current assets increased to $330,296 in the first six months of 2013 compared to $308,164 at December 31, 2012, using $3,312 of cash due to prepaid insurance and other fees.

Accounts payable decreased to $505,214 in the first six months of 2013, compared to $765,618 at December 31, 2012, using $260,404 of cash. Our accrued expenses and other current liabilities increased to $566,879 at June 30, 2013 compared to $532,420 at December 31, 2012, providing $34,459 of cash. The amount due to related party increased to $55,955 in the first six months of 2013, compared to $41,812 at December 31, 2012, providing $14,143 of cash primarily due to equipment purchased from Tecogen.

During the first six months of 2013, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The Company used $3,123,791 for purchases and installation of energy systems. The Company's financing activities provided $2,705,207 of cash in the first six months of 2013 primarily due to issuance of convertible debentures at EuroSite Power.

At June 30, 2013, the Company’s commitments included a lease for a plotter with a remaining balance of $2,175 and a rental commitment. The source of funds to fulfill those commitments will be provided from either the Company’s existing line of credit agreement or through debt or equity financings.

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

AMERICAN DG ENERGY INC.

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

On May 24, 2013, at the request of all holders of the Company’s Senior Unsecured Convertible Debentures, due 2018, the Company modified through a fourth amendment the terms of the interest payment due to the holders. Under the terms of the fourth amendment, the holders agreed to receive interest payments in shares of the Company's common stock instead of cash for 2012, 2013 and 2014, provided that the Company's shares are listed on a National Securities Exchange. Under the terms of this amendment, for the May semi-annual interest payment, the Company will use the April average daily closing price of the Common Stock in order to determine the conversion price and for the November semi-annual interest payment the Company will use the October average daily closing price of the Common Stock in order to determine the conversion price. All other terms and conditions of the Debentures, including interest rate and maturity date remained the same.

On May 25, 2013, the total interest due to the debenture holders was $582,000 and in connection with the amendment the Company issued to the debenture holders 316,462 shares of common stock at $1.84 per share which was the average price of the Company's common stock during the month of April. In connection with this transaction, the Company recorded a reduction of $53,511 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2013.

In March 2013 the Company provided a related party funds as prepayment for equipment purchases and services to be delivered or performed in 2013. The Company will receive a 6.0% per annum discount on deposit balances towards future purchases. As of June 30, 2013 the principal balance on this prepayment was $614,618 and is included in Due from related party in the accompanying condensed consolidated balance sheet.

On June 14, 2013, EuroSite Power entered into subscription agreements with certain investors, including American DG Energy for a private placement of an aggregate principal amount of $4,000,000 of 4.0% Senior Unsecured Convertible Notes due on June 14, 2015, or the Notes. In connection with the private placement, American DG Energy exchanged a promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013, or the Old Note, for a like principal amount of the Notes and cash paid for any accrued but unpaid interest on the Old Note. The Company guarantees, or the Guarantees, the Notes on a subordinated basis. Among other things, the Guarantees provide that, in the event of EuroSite Power's failure to pay principal or interest on a Note, the holder of such Note, on the terms and conditions set forth in the Noteholders Agreement, may proceed directly against the Company, as guarantor, to enforce the Guarantee without first proceeding against EuroSite Power. See "Note 3 - Convertible debentures".

The Company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no cost. Therefore the Company is capital intensive. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy

AMERICAN DG ENERGY INC.

systems, the cash requirements will increase. Beyond June 30, 2014, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2013, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.

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

1.1
Amendment, dated as of July 1, 2013, between the Company and Tecogen Inc. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2013).

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

____________________________________________________________________________

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2013.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)