Form 10-Q
period 2013-09-30
AMERICAN DG ENERGY INC
filed 2013-11-14
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at November 14, 2013
Common Stock, $0.001 par value	48,807,195

AMERICAN DG ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING SEPTEMBER 30, 2013

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refers to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012 (unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,636,868	$13,362,919
Accounts receivable, net	1,114,840	761,678
Unbilled revenue	16,470	19,492
Due from related party	433,238	18,372
Inventory	2,669,190	2,920,444
Prepaid and other current assets	318,239	308,164
Total current assets	15,188,845	17,391,069
Property, plant and equipment, net	21,240,177	17,253,648
Accounts receivable, long-term	58,100	46,800
Other assets, long-term	67,773	47,216
TOTAL ASSETS	$36,554,895	$34,738,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$750,984	$765,618
Accrued expenses and other current liabilities	936,888	532,420
Due to related party	57,966	41,812
Capital lease obligations	870	3,365
Total current liabilities	1,746,708	1,343,215
Long-term liabilities:
Convertible debentures	21,664,222	19,400,000
Warrant liability	117,382	389,454
Other long-term liabilities	19,238	29,444
Total liabilities	23,547,550	21,162,113
Stockholders’ equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,440,529 and 48,490,733 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	49,441	48,491
Additional paid-in capital	39,339,468	37,001,439
Accumulated deficit	(27,802,703)	(24,456,845)
Total American DG Energy Inc. stockholders’ equity	11,586,206	12,593,085
Noncontrolling interest	1,421,139	983,535
Total stockholders’ equity	13,007,345	13,576,620
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,554,895	$34,738,733

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2013 and September 30, 2012

	Three Months Ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Revenues
Energy revenues	$1,652,565	$1,337,831
Turnkey & other revenues	109,749	62,424
	1,762,314	1,400,255
Cost of sales
Fuel, maintenance and installation	1,034,775	733,727
Depreciation expense	328,949	301,813
	1,363,724	1,035,540
Gross profit	398,590	364,715
Operating expenses
General and administrative	706,448	603,729
Selling	258,456	390,863
Engineering	226,565	270,405
	1,191,469	1,264,997
Loss from operations	(792,879)	(900,282)

Other income (expense), net
Interest and other income	21,631	17,547
Interest expense	(346,778)	(293,556)
Change in fair value of warrant liability	(46,934)	(82,293)
	(372,081)	(358,302)
Loss before provision for state income taxes	(1,164,960)	(1,258,584)
(Provision) benefit for state income taxes	(3,690)	(9,440)
Consolidated net loss	(1,168,650)	(1,268,024)
Loss attributable to the noncontrolling interest	40,335	8,534
Net loss attributable to American DG Energy Inc.	$(1,128,315)	$(1,259,490)

Net loss per share - basic and diluted	$(0.02)	$(0.03)
Weighted average shares outstanding - basic and diluted	49,015,891	47,653,786

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2013 and September 30, 2012

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Revenues
Energy revenues	$5,399,499	$3,925,665
Turnkey & other revenues	191,910	169,949
	5,591,409	4,095,614
Cost of sales
Fuel, maintenance and installation	3,555,360	2,431,285
Depreciation expense	985,939	1,131,397
	4,541,299	3,562,682
Gross profit	1,050,110	532,932
Operating expenses
General and administrative	2,189,291	2,049,052
Selling	948,642	1,435,198
Engineering	782,721	850,482
	3,920,654	4,334,732
Loss from operations	(2,870,544)	(3,801,800)

Other income (expense), net
Interest and other income	87,919	43,987
Interest expense	(906,124)	(1,034,589)
Change in fair value of warrant liability	272,072	(343,629)
	(546,133)	(1,334,231)
Loss before provision for state income taxes	(3,416,677)	(5,136,031)
Provision for state income taxes	(45,329)	(21,402)
Consolidated net loss	(3,462,006)	(5,157,433)
Loss attributable to the noncontrolling interest	116,148	79,285
Net loss attributable to American DG Energy Inc.	$(3,345,858)	$(5,078,148)

Net loss per share - basic and diluted	$(0.07)	$(0.11)
Weighted average shares outstanding - basic and diluted	48,710,600	46,716,914

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and September 30, 2012

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,345,858)	$(5,078,148)
Income (loss) attributable to noncontrolling interest	(116,148)	(79,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,046,730	1,175,210
Provision for losses on accounts receivable	64,134	89,649
Amortization of deferred financing costs	20,671	3,733
Increase (decrease) in fair value of warrant liability	(272,072)	343,629
Noncash interest expense	528,489	712,921
Stock-based compensation	439,191	596,408
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	(425,574)	(100,954)
Due from related party	(414,866)	(143,438)
Inventory	251,254	(621,041)
Prepaid and other current assets	(25,859)	(61,066)
Increase (decrease) in:
Accounts payable	(14,634)	870,188
Accrued expenses and other current liabilities	404,479	250,196
Due to related party	16,154	215,617
Other long-term liabilities	(10,206)	(10,206)
Net cash used in operating activities	(1,854,115)	(1,836,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,473,759)	(2,936,567)
Net cash used in investing activities	(4,473,759)	(2,936,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	2,900,000	—
Proceeds from issuance of warrants	—	7,500
Proceeds from sale of common stock, net of costs	965,001	3,531,534
Proceeds from sale of subsidiary common stock, net of cost	(4,558)	—
Proceeds from exercise of common stock options	—	149,882
Purchases of common stock, net of costs	—	(750,000)
Convertible debenture transaction costs	(12,222)	—
Principal payments on capital lease obligations	(2,495)	(2,524)
Cancellation of restricted stock		(40)
Distributions to noncontrolling interest	(243,903)	(213,281)
Net cash provided by financing activities	3,601,823	2,723,071

Net decrease in cash and cash equivalents	(2,726,051)	(2,050,083)
Cash and cash equivalents, beginning of the period	13,362,919	17,801,025
Cash and cash equivalents, end of the period	$10,636,868	$15,750,942

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending September 30, 2013

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

Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual report on Form 10-K for the year ended December 31, 2012, or the Annual report, filed with the SEC. The Company’s operating results for the Nine month periods ended September 30, 2013, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2013.

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary American DG Energy, its 51.0% joint venture, American DG New York, LLC, or ADGNY, and its 70.7% owned subsidiary EuroSite Power Inc., or EuroSite Power.

The Company owns 51.0% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the Company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the Company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the underlying energy projects. The economic ownership of the energy projects is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The Company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner, Peter Westerhoff, each quarter. On the Company’s consolidated balance sheets, noncontrolling interest represents the partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The Company owned a controlling 51.0% legal interest and a 64.0% economic interest in ADGNY as of September 30, 2013.

In July 2010 the Company invested $45,000 in exchange for 45 million shares of EuroSite Power, a newly established corporation. The investment gave the Company a controlling financial interest in EuroSite Power, whose business focus is to introduce the On-Site Utility solution into the European market. Also in July 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares in EuroSite Power. During the year ended December 31, 2012, EuroSite Power raised approximately $1,250,000 in private placements by selling 1,250,000 shares of EuroSite Power common stock to accredited investors at $1.00 per share. As of September 30, 2013 the Company owns an 70.7% interest in EuroSite Power and has consolidated EuroSite Power into its financial statements in accordance with GAAP.

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

AMERICAN DG ENERGY INC.

On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock. The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction the Company issued to its stockholders an aggregate of 4,880,720 shares of EuroSite Power common stock that it owns. As of September 30, 2013 American DG Energy owns a 70.7% interest in EuroSite Power.

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

The Company has experienced total net losses since inception of approximately $27.8 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond September 30, 2014, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

In 2013, the Company raised $965,001 from private placements of common stock. In 2012, the Company raised $3,535,038, net of issuance costs, from private placements of common stock, $7,500 from issuance of warrants and $200,923 from exercise of stock options. If the Company is unable to raise additional capital in the future it may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements at September 30, 2013 and 2012, respectively.

AMERICAN DG ENERGY INC.

Occasionally, the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company sells each deliverable to other customers on a stand-alone basis, the Company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements at September 30, 2013 and 2012, respectively.

The Company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. At September 30, 2013 and 2012, the revenue recognized from demand response activity was $92,648 and $86,490, respectively. The Company treats demand response payments as an operating activity in the statements of cash flows.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. As of September 30, 2013, the Company had a balance of $9,129,343 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit.

Accounts Receivable

The Company maintains receivable balances primarily with customers located throughout New York and New Jersey. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Generally, such losses have been within management’s expectations. Bad debt is written off when identified. At September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $114,000 and $54,000, respectively.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of September 30, 2013 and December 31, 2012, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

The majority of the Company’s cogeneration unit purchases as of September 30, 2013 and December 31, 2012, were from one vendor (see “Note 8 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the Company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen Inc., or Tecogen. The Company believes there are sufficient alternative vendors available to ensure a

AMERICAN DG ENERGY INC.

constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

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

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. During the period ending September 30, 2013 and 2012, the amount of rebates applied to the cost of construction was $146,318 and $260,701, respectively.

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

See “Note 6 – Stock based compensation” for a summary of the restricted stock and stock option activity under the Company’s stock-based employee compensation plan for the periods ended September 30, 2013 and 2012, respectively.

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

Other Comprehensive Net Loss

The comprehensive net loss for the period ended September 30, 2013 and December 31, 2012, does not differ from the reported loss.

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

Note 2 – Loss per common share:

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise/conversion price is less than the average market price of the common stock for the period. All shares issuable for all periods presented were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three months and nine months ended September 30, 2013 and 2012 respectively was as follows:

AMERICAN DG ENERGY INC.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Earnings per share
Loss available to stockholders	$(1,128,315)	$(1,259,490)	$(3,345,858)	$(5,078,148)

Weighted average shares outstanding - Basic and diluted	49,015,891	47,653,786	48,710,600	46,716,914
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.11)

Shares underlying warrants outstanding	507,500	565,000	507,500	565,000
Shares underlying stock options outstanding	2,211,500	2,105,986	2,211,500	2,105,986
Shares underlying convertible debentures outstanding	9,194,313	8,818,182	9,194,313	8,818,182
	11,913,313	11,489,168	11,913,313	11,489,168

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

On November 25, 2012, the total interest due to the debenture holders was $582,000 and in connection with the amendment the Company issued to the debenture holders 249,787 shares of common stock at $2.33 per share which was the average price of the Company's common stock during the month of November. In connection with this transaction, the

AMERICAN DG ENERGY INC.

Company recorded a reduction of $57,451 of non-cash interest expense, which was the difference between the average stock price and the fair market value on November 25, 2012.

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

On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock (“special dividend”). The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction the Company issued to its stockholders an aggregate of 4,880,720 shares of EuroSite Power common stock that it owns. The EuroSite Power shares distributed pursuant to the special dividend will not be restricted securities in the hands of shareholders who are not affiliates of American DG Energy or EuroSite Power. Affiliates may sell the securities only after a 6 month holding period pursuant to the provisions of the SEC's Rule 144.

On August 15, 2013, in connection with the special dividend, the Company modified the conversion price of the 6%, $19,400,000 debentures issued on May 23, 2011  and November 30, 2011 from $2.20 to $2.11 per share.  The adjustment to the conversion price was not an automatic adjustment pursuant to the original terms of the debentures.  Accordingly, the adjustment to the conversion price was accounted for as a modification under ASC 470.  The modification of the convertible debt instrument resulted in an increase in the fair value of the embedded conversion option and the carrying amount of the debt instrument was reduced by approximately $649,000.  This debt discount will be amortized over the remaining term of the debt.

In accordance with ASC 820, the fair value of the conversion option at the date of modification was determined by utilizing a binomial lattice model with the following key assumptions:

Company stock price	$1.64 per share
Risk -free rate	1.43% - 1.45%
Term	4.78 years
Volatility	68.8%
Dividend yield	—%

At September 30, 2013, the Company had a balance of $20,000 due to John N. Hatsopoulos related to interest payable on his outstanding convertible debentures.

On June 14, 2013, EuroSite Power entered into subscription agreements with certain investors, including American DG Energy for a private placement of an aggregate principal amount of $4,000,000 of 4.0% Senior Unsecured Convertible Notes due on June 14, 2015, or the Notes. In connection with the private placement, American DG Energy exchanged a

AMERICAN DG ENERGY INC.

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

The holders of the Notes are subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes will mature on June 14, 2015 and will accrue interest at the rate of 4.0% per annum payable in cash on a semi-annual basis. At the Investor's option, the Notes may be converted into shares of EuroSite Power common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Investors will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Notes for an additional 3 years with an automatic decrease in interest rate to 3.0% per annum; or exchange the Notes for a new non-convertible note with a 3 year maturity and a 6.0% per annum interest rate; no accrued interest will be lost on such exchange. The Company and EuroSite Power have evaluated the term-extending option and have determined that the extension option on the Notes represents a derivative under ASC 815-15-25-44 however, they have concluded that its value at inception and at September 30, 2013 was de minimis based on the current rising interest rate environment; the improving U.S. economy and the potential end of Federal Reserve bond purchases; and current market yields of convertible debentures with maturities similar to ours.

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

On August 28, 2013, the Company entered into a definitive agreement to sell restricted common stock for aggregate proceeds of $465,000 to Charles T. Maxwell. Pursuant to the agreement, the Company sold to Mr. Maxwell 300,000 shares of restricted common stock at $1.55 per share at an aggregate purchase price of $465,000. The proceeds of the private placement were used to fund additional installations of the Company's On-Site Utility energy systems and for general corporate and working capital purposes.

On September 4, 2013, the Company entered into a definitive agreement to sell restricted common stock for aggregate proceeds of $500,001 to Dr. Phillip Frost through one of his trusts. Pursuant to the agreement, the Company sold

AMERICAN DG ENERGY INC.

to Dr. Frost 333,334 shares of restricted common stock at $1.50 per share at an aggregate purchase price of $500,001. The proceeds of the private placement were used to fund additional installations of the Company's On-Site Utility energy systems and for general corporate and working capital purposes.

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

Note 5 – Warrants:

On January 15, 2011, the Company signed an investor relations consulting agreement with AIM Capital Corporation d/b/a Barry Kaplan Associates, or AIM Capital, for a period of twelve months. In connection with that agreement the Company granted AIM Capital a warrant to purchase 30,000 shares of American DG Energy Inc. common stock at an exercise price per share of $2.69, with a four year vesting period and an expiration date of January 15, 2016. The Company received no other consideration from the issuance of the warrants. The expense related to this warrant was de minimis for the period ended September 30, 2013.

On February 22, 2012, the Company sold a warrant to purchase shares of the Company’s common stock to an accredited investor, for a purchase price of $7,500. The warrant, which expired on February 22, 2013, gave the investor the right but not the obligation to purchase 50,000 shares of the Company’s common stock at an exercise price per share of $3.00. That warrant expired during the period ended September 30, 2013.

At September 30, 2013, the Company had 507,500 warrants outstanding including 500,000 warrants at an exercise price of $3.25 per share that expire on December 14, 2015 (see “Note 7 – Warrant liability” and “Note 10 – Fair value measurements”) and 7,500 warrants at an exercise price of $2.69 per share that expire on January 15, 2016. Warrant activity for the period ended September 30, 2013 was as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2012	565,500	$3.19
Granted	—	—
Exercised	—	—
Expired	(58,000)	0.26
Unvested, September 30, 2013	507,500	$3.52

Note 6 – Stock-based compensation:

Stock-based compensation expense for the Nine months ended September 30, 2013 and 2012 was $439,191 and $596,408 respectively. At September 30, 2013, the total compensation cost related to stock option awards not yet recognized is $673,172. This amount will be recognized over the weighted average period of 2.92 years. Stock option activity for the Nine months ended September 30, 2013 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	2,061,500	$0.07-$3.45	$1.40	4.13 years	$2,151,585
Granted	150,000	1.67	1.67
Exercised	—	—	—
Canceled	—	—	—
Expired	—	—	—
Outstanding, September 30, 2013	2,211,500	$0.07-$3.45	$1.42	3.71 years	$1,022,650
Exercisable, September 30, 2013	1,209,500		$1.29		$699,698
Vested and expected to vest, September 30, 2013	2,211,500		$1.42		$1,022,650

AMERICAN DG ENERGY INC.

In January 2011, the Company’s subsidiary EuroSite Power, adopted the 2011 Stock Incentive Plan, or the Stock Plan. The aggregate number of shares of common stock which may be issued pursuant to this Stock Plan is 3,000,000 shares.

On June 13, 2011, the board unanimously amended the Stock Plan, subject to shareholder approval, to increase the reserved shares of common stock issuable under the Stock Plan from 3,000,000 to 4,500,000, or the Amended Plan. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. At September 30, 2013 there were 2,330,000 unvested stock options outstanding of EuroSite Power with a vesting schedule of 25% per year and expiration in 10 years.

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

The warrants contain both a right to obtain stock upon exercise, or a Call, and a right to settle the warrants for cash upon the occurrence of certain events, or a Put. Generally, the Put provisions allow the warrant holders liquidity protection; the right to receive cash equal to the value of the remaining unexercised portion of the warrants in certain situations where the holders would not have a means of readily selling the shares issuable upon exercise of the warrants (e.g., where there would no longer be a significant public market for the Company’s common stock). Specifically, the Put rights would be triggered upon the occurrence of a Fundamental Transaction, as defined in the agreement. Pursuant to the agreement, in the case of a Fundamental Transaction the warrant holders would receive a cash settlement in an amount equal to the value obtained by using the Black-Scholes Option Pricing Model obtained from the “OV” function on Bloomberg L.P. using (i) a price per share of common stock equal to the Volume-Weighted Average Price of the common stock for the Trading Day immediately preceding the date of consummation of the applicable Fundamental Transaction, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of this Warrant as of the date of consummation of the applicable Fundamental Transaction and (iii) an expected volatility equal to the lesser of (1)the thirty (30) day volatility obtained from the “HVT” function on Bloomberg L.P. determined as of the end of the Trading Day immediately following the public announcement of the applicable Fundamental Transaction or (2) 70%. These warrants are classified as liabilities pursuant to the FASB guidance contained in ASC 480. Changes in the fair value of the warrant liabilities are recorded in the accompanying consolidated statements of operations (see “Note 10 – Fair value measurements”).

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

The Company purchases energy equipment primarily from Tecogen which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios which is developing a line of ultra-high-

AMERICAN DG ENERGY INC.

efficiency heating products, such as a high efficiency water heater, that provides twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles.

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

The Company has sales representation rights to Tecogen’s products and services. In New England, the Company has exclusive sales representation rights to Tecogen’s cogeneration products. The Company has granted Tecogen sales representation rights to its On-Site Utility energy service in California. During the period ended September 30, 2013, the Company received $0 from Tecogen as a commission from the sale of equipment.

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

On January 6, 2012, the Company loaned Peter Westerhoff, the noncontrolling interest partner in ADGNY, $15,655 by signing a five month loan agreement earning interest at 12.0% per annum. As of the date of this report, the loan has been paid off and the noncontrolling interest partner has no amount outstanding with the Company.

During the nine months ended September 30, 2013 and 2012, the Company purchased from Tecogen cogeneration and chiller systems, parts and service for a total of $585,012 and $1,537,453, respectively.

In March 2013 the Company provided Tecogen, a related party, funds as prepayment for equipment purchases and services to be delivered or performed in 2013. The Company will receive a 6.0% per annum discount on deposit balances towards future purchases. As of September 30, 2013 the principal balance on this prepayment was $418,882 and is included in Due from related party in the accompanying condensed consolidated balance sheet.

On August 28, 2013, the Company entered into a definitive agreement to sell restricted common stock for aggregate proceeds of $465,000 to Charles T. Maxwell. Pursuant to the agreement, the Company sold to Mr. Maxwell 300,000 shares of restricted common stock at $1.55 per share at an aggregate purchase price of $465,000. The proceeds of the private placement were used to fund additional installations of the Company's On-Site Utility energy systems and for general corporate and working capital purposes.

Note 9 – Commitments and contingencies:

In July 2011, the Company put on notice an On-Site Utility energy customer, River Point Towers Cooperative Inc., or RPT, over services provided pursuant to an Equipment Lease Agreement between the Company and RPT due to breach of contract for non-payment of receivables. The Company notified RPT’s management that the non-payment of receivables violated the terms of the agreement and that termination charges would apply. The Company stopped providing energy services at that site in August 2011. In October 2011, the Company filed a lawsuit at the United States District Court for the Southern District of New York to collect the receivables it was due and in May 2012, the Company and RPT settled their claims without admission of any liability. As a result of this settlement, the equipment was removed from the site at a cost of

AMERICAN DG ENERGY INC.

$113,768 and the movement of the equipment resulted in an additional charge of $237,968 (included in depreciation expense) in the second quarter of 2012.

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. As of September 30, 2013, the Company has classified 500,000 warrants with an exercise price of $3.25 per share that contain put and call rights as Level 3 (see “Note 7 – Warrant liability”). The Company records the fair value of the warrant liability on a recurring basis and estimates the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 60.7%, risk free interest rate of 2.08%, expected life of five years and no dividends. The Company estimated that the fair value of the warrants at September 30, 2013, using this same model with the following average assumptions assigned to the varying outcomes: expected volatility of 60.0%, risk free interest rates of 1.39%, expected lives of 2.21 years and no dividends. The fair value measurement of the warrant liability is particularly sensitive to the price and volatility of the Company's common stock. As of September 30, 2013, the financial liabilities held by the Company and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $117,382.

The following table summarizes the activity for the period:

Warrant Liabilities
Fair value at December 31, 2012	$389,454
Fair value adjustment at 9/30/2013	272,072
Fair value at 9/30/2013	$117,382

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, convertible debentures and amounts due to/from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and amounts due to/from related parties approximate their fair values based on their short-term nature. The carrying value of the convertible debentures on the balance sheet at September 30, 2013 approximates fair value (see "Note 3 - Convertible debentures").

Note 11 – Subsequent events:

On November 12, 2013, the Company entered into the Second Amendment to the Facilities, Support Services and Business Agreement, or the Tecogen  Amendment. The Amendment modifies the exclusivity arrangement of the Facilities, Support Services and Business Agreement between the Company and Tecogen Inc.

On November 12, 2013, the Company entered into the First Amendment to the Sales Representative Agreement with Ilios Inc. The Amendment modifies and defines territories covered under the Agreement.

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

Third Quarter 2013 Compared to Third Quarter 2012.

Revenues

Revenues in the third quarter of 2013 were $1,762,314 compared to $1,400,255 for the same period in 2012, an increase of $362,059 or 25.9%. The increase in revenues was primarily due to increase in installed operating systems and greater output of our existing energy systems during the third quarter of 2013 compared to the same period in 2012, as well as an increase in our turnkey and other revenue. Our On-Site Utility energy revenue in the third quarter of 2013 was $1,652,565 compared to $1,337,831 for the same period in 2012, an increase of $314,734 or 25.9%. Our turnkey and other revenue in the third quarter of 2013 increased to $109,749 compared to $62,424 for the same period in 2012, an increase of $47,325 or 75.8%. During the third quarter of 2013, in addition to our On-Site Utility energy revenue, the Company performed billable services and recorded revenue primarily from the sale of energy feasibility studies. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the third quarter of 2013, the Company operated 109 energy systems, representing 22,725,482 kWh of total energy sold, compared to 89 energy systems, representing 17,257,391 kWh of installed electricity plus thermal energy for the same period in 2012, or an increase of 32%. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational and the company typically sells energy in the form of electricity, heat, hot water and cooling.

Cost of Sales

Cost of sales, including depreciation, in the third quarter of 2013 were $1,363,724 compared to $1,035,540 for the same period in 2012, an increase of $328,184 or 31.7%. Included in the cost of sales was depreciation expense of $328,949 in the third quarter of 2013, compared to $301,813 for the same period in 2012. The depreciation in 2012 included $237,968 of additional depreciation expense related to River Point Towers Cooperative Inc. The cost of fuel, maintenance and installation was $1,034,775 in the third quarter of 2013, compared to $733,727 for the same period in 2012, an increase of $301,048 or 41.0% due primarily to the increase in the cost of sales at our EuroSite Power subsidiary.

During the third quarter of 2013, our gross margins were 22.6% compared to 26.0% for the same period in 2012, primarily due to an increase in fuel pricing. Our On-Site Utility energy margins excluding depreciation were at 39.6% in the third quarter of 2013, compared to 47.6% for the same period in 2012, also reflecting the impact of increased fuel pricing.

Operating Expenses

AMERICAN DG ENERGY INC.

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the third quarter of 2013 were $706,448 compared to $603,729 for the same period in 2012, an increase of $102,719 or 17.0%. The increase was due to the increased insurance costs, additional US support for EuroSite Power (our subsidiary) and increased legal fees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the third quarter of 2013 were $258,456 compared to $390,863 for the same period in 2012, a decrease of $132,407 or 33.9%. The decrease was primarily due to the reduction in advertising and marketing costs associated with the initial introduction campaign at EuroSite Power and equipment removal costs.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the third quarter of 2013 were $226,565 compared to $270,405 for the same period in 2012, a decrease of $43,840. The decrease was due to increased utilization of in-house personnel for installation of energy systems.

Loss from Operations

The loss from operations in the third quarter of 2013 was $792,879 compared to a loss of $900,282 for the same period in 2012, a decrease of $107,403 or 11.9%. The decrease in the operating loss was due to better cost controls at the parent and subsidiary companies and due to an increase in overall gross profit from operating energy systems. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $155,831 in the third quarter of 2013, compared to $216,551 for the same period in 2012.

Other Income (Expense), Net

Our other expense, net, in the third quarter of 2013 was a loss of $372,081 compared to a loss of $358,302 for the same period in 2012, an increase of $13,779. Other income, net, includes interest and other income, interest expense and change in fair value of warrant liability. Interest and other income was $21,631 in the third quarter of 2013 compared to $17,547 for the same period in 2012, an increase of $4,084. The increase was due to higher yields on our invested funds. Interest expense was $346,778 in the third quarter of 2013 compared to $293,556 for the same period in 2012, an increase of $53,222 due to interest payable in common stock on our convertible debentures issued in May 2011. In the third quarter of 2013, the change in fair value of warrant liability resulted in a gain of $46,934 compared to a loss of $82,293 for the same period in 2012 (see “Note 7 – Warrant liability”).

Benefit (Provision) for Income Taxes

Our provision for state income taxes in the third quarter of 2013 was $3,690 compared to $9,440 for the same period in 2012.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a loss of $40,335 in the third quarter of 2013 compared to a loss of $8,534 for the same period in 2012. The change was due to expenses in the EuroSite Power subsidiary, offset by revenue in the joint venture. On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock. The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction the Company issued to its stockholders approximately 4,880,720 shares of EuroSite Power common stock that it owned and, as a result, its noncontrolling interest ownership percentage in EuroSite Power is now 29.3%.

First Nine Months of 2013 Compared to First Nine Months of 2012.

Revenues

Revenues in the first nine months of 2013 were $5,591,409 compared to $4,095,614 for the same period in 2012, an increase of $1,495,795 or 36.5%. The increase in revenues was primarily due to increase in installed operating energy systems and greater output for our existing energy systems during the first nine months of 2013 compared to the same period

AMERICAN DG ENERGY INC.

in 2012. Our On-Site Utility energy revenue in the first nine months of 2013 was $5,399,499 compared to $3,925,665 for the same period in 2012, an increase of $1,473,834. Our turnkey and other revenue in the first nine months of 2013 increased to $191,910 compared to $169,949 for the same period in 2012, a decrease of $21,961 or 12.9%. During the first nine months of 2013 the Company performed billable services and recorded revenue from the maintenance of energy systems and commissions from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the first nine months of 2013, the Company operated 109 energy systems, representing 75,382,596 kWh of total energy sold, compared to 89 energy systems, representing 53,532,860 kWh of installed electricity plus thermal energy for the same period in 2012, or and increase of 41%. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational, and the Company typically sells energy in the form of electricity, heat, hot water and cooling.

Cost of Sales

Cost of sales, including depreciation, in the first nine months of 2013 were $4,541,299 compared to $3,562,682 for the same period in 2012. Included in the cost of sales was depreciation expense of $985,939 in the first nine months of 2013, compared to $1,131,397 for the same period in 2012, a decrease of $145,458, or 12.9%. The depreciation expense in 2012 included an additional charge related to the settlement of River Point Towers Cooperative Inc. The cost of fuel, maintenance and installation was $3,555,360 in the first nine months of 2013, compared to $2,431,285 for the same period in 2012, an increase of $1,124,075 primarily due to increased fuel costs and due to the increase in the cost of sales at our EuroSite Power subsidiary.

During the first nine months of 2013, our gross margins were 18.8% compared to 13.0% for the same period in 2012, primarily due to the increase in our revenue base and the reduction in our depreciation expense. Our On-Site Utility energy margins excluding depreciation were at 34.9% in the first nine months of 2013, compared to 39.3% for the same period in 2012, due primarily to increased fuel pricing.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first nine months of 2013 were $2,189,291 compared to $2,049,052 for the same period in 2012, an increase of $140,239 or 6.8%. The increase was mainly due to increased accounting and audit fees related to EuroSite Power.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the first nine months of 2013 were $948,642 compared to $1,435,198 for the same period in 2012, a decrease of $486,556 or 33.9%. The decrease was primarily due to removal of equipment, and advertising and marketing costs related to EuroSite and American DG.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first nine months of 2013 were $782,721 compared to $850,482 for the same period in 2012, a decrease of $67,761. The decrease was due to increased utilization of in-house personnel for installation of energy systems.

Loss from Operations

The loss from operations in the first nine months of 2013 was $2,870,544 compared to loss $3,801,800 for the same period in 2012, a decrease of $931,256, or 24.5%. The decrease in the operating loss was due to better cost controls at the parent and subsidiary companies and to and to an increase in overall gross profit from operation energy sustems. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $439,191 in the first nine months of 2013, compared to $596,408 for the same period in 2012.

Other Income (Expense), Net

AMERICAN DG ENERGY INC.

Our other expense, net, in the first nine months of 2013 was a loss of $546,133 compared to a loss of $1,334,231 for the same period in 2012, a decrease of $788,098. Other income, net, includes interest and other income, interest expense and change in fair value of warrant liability. Interest and other income was $87,919 in the first nine months of 2013 compared to $43,987 for the same period in 2012, an increase of $43,932. The increase was due to higher yields on our invested funds. Interest expense was $906,124 in the first nine months of 2013 compared to $1,034,589 for the same period in 2012, a decrease of $128,465, or 12.4% due to interest payable in common stock on our convertible debentures issued in May 2011. In the first nine months of 2013, the change in fair value of warrant liability resulted in a gain of $272,072 compared to a loss of $343,629 for the same period in 2012 (see “Note 7 – Warrant liability”).

Benefit (Provision) for Income Taxes

Our provision for state income taxes in the first nine months of 2013 was $45,329 compared to $21,402 for the same period in 2012.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a loss of $116,148 in the first nine months of 2013 compared to a loss of $79,285 for the same period in 2012. The change was due to expenses in the EuroSite Power subsidiary, offset by revenue in the joint venture. On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock. The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction the Company issued to its stockholders approximately 4,880,720 shares of EuroSite Power common stock that it owned and, as a result, its noncontrolling interest ownership percentage in EuroSite Power is now 29.3%.

Liquidity and Capital Resources

Consolidated working capital at September 30, 2013 was $13,442,137, compared to $16,047,854 at December 31, 2012. Included in working capital were cash and cash equivalents of $10,636,868 at September 30, 2013, compared to $13,362,919 at December 31, 2012. The decrease in working capital was a result of cash used in operation of new energy projects.

Cash used by operating activities was $1,854,115 in the first nine months of 2013 compared to $1,836,587 for the same period in 2012. The Company's short and long-term receivables balance, including unbilled revenue, increased to $1,189,410, in the first nine months of 2013 compared to $827,970 at December 31, 2012, using $361,440 of cash due to the timing of collections. Amount due to the Company from related parties increased to $433,238 in the first nine months of 2013 compared to $18,372 at December 31, 2012, due primarily to $414,866 prepaid to a related party for equipment purchases and services to be delivered or performed during the year. Our inventory decreased to $2,669,190 in the first nine months of 2013 compared to $2,920,444 at December 31, 2012, providing $251,254 of cash. Our prepaid and other current assets increased to $318,239 in the first nine months of 2013 compared to $308,164 at December 31, 2012, using $25,859 of cash due to prepaid insurance and other fees.

Accounts payable decreased to $750,984 in the first nine months of 2013, compared to $765,618 at December 31, 2012, using $14,634 of cash. Our accrued expenses and other current liabilities increased to $936,888 at September 30, 2013 compared to $532,420 at December 31, 2012, providing $404,479 of cash. The amount due to related party increased to $57,966 in the first nine months of 2013, compared to $41,812 at December 31, 2012, providing $16,154 of cash primarily due to equipment purchased from Tecogen.

During the first nine months of 2013, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The Company used $4,473,759 for purchases and installation of energy systems. The Company's financing activities provided $3,601,823 of cash in the first nine months of 2013 primarily due to issuance of convertible debentures at EuroSite Power.

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

On November 30, 2011, the Company issued an additional $6,900,000 aggregate principal amount of debentures to the European investor. The debentures mature on May 25, 2018 and accrue interest at the rate of 6% per annum payable on a semi-annual basis. At the holder’s option, the debentures may be converted into shares of the Company’s common stock at a conversion price of $2.11 per share, subject to adjustment in certain circumstances. The Company has the option to redeem at 115% of Par Value any or all of the debentures after May 25, 2016. The proceeds of the debentures will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

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

In March 2013 the Company provided a related party funds as prepayment for equipment purchases and services to be delivered or performed in 2013. The Company will receive a 6.0% per annum discount on deposit balances towards future purchases. As of September 30, 2013 the principal balance on this prepayment was $418,882 and is included in Due from related party in the accompanying condensed consolidated balance sheet.

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

The Company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no cost. Therefore the Company is capital intensive. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable

AMERICAN DG ENERGY INC.

future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond September 30, 2014, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2013, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.

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

____________________________________________________________________________

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2013.

AMERICAN DG ENERGY INC.
(Registrant)

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ JESSE T. HERRICK
Chief Financial Officer
(Principal Financial Officer)