Form 10-K
period 2013-12-31
AMERICAN DG ENERGY INC
filed 2014-04-09
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☐ No ☒

As of June 28, 2013, the aggregate market value of the voting shares of the registrant held by non-affiliates was approximately $36,569,800 based on a closing price per share of $1.31 on the NYSE MKT. For purposes of this calculation, an aggregate of 20,891,310 shares of common stock held directly or by affiliates of the directors and officers of the registrant have been included in the number of shares held by affiliates.

As of March 31, 2014, the registrant’s shares of common stock outstanding were: 49,817,920.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is to be incorporated herein by reference to our definitive Proxy Statement as filed with the SEC for our Annual Meeting of Stockholders to be held on June 11, 2014.

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

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

AMERICAN DG ENERGY INC.

PART I

Item 1. Business.

General

American DG Energy Inc., or the Company, we, our or us, distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat and cooling. Our business model is to own the equipment that we install at customers' facilities and to sell the energy produced by these systems to the customer on a long-term contractual basis. We call this business the American DG Energy “On-Site Utility”.
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
The Company was incorporated as a Delaware corporation on July 24, 2001 to install, own, operate and maintain complete DG systems, or energy systems, and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. As of December 31, 2013, we had installed energy systems, representing approximately 7,278 kilowatts, or kW, 58.0 million British thermal units, or MMBtu's, of heat and hot water and 3,750 tons of cooling. kW is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated. Due to the high efficiency CHP systems, the Environmental Protection Agency, or EPA, has recognized them as a means to improve the environment.
We believe that our primary near-term opportunity for DG energy and equipment sales is where commercial electricity rates exceed $0.12 per kW hour, or kWh, which is predominantly in the Northeast and California. Attractive DG economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies and other light industrial facilities. We have estimated the CHP market potential in the 100 kW to 1 MW size range for the hospitality, healthcare, institutional, recreational and light industrial facilities in California, Connecticut, Massachusetts, New Hampshire, New Jersey and New York, which are states where commercial electricity rates exceed $0.12 per kWh. Based on those rates, those states define our market and comprise over 163,000 sites totaling 12.2 million kW of prospective DG capacity. This is the equivalent of an $11.7 billion annual electricity market plus a $7.3 billion heat and hot water energy market, for a combined market potential of $19 billion. This calculation of the total market potential is estimated by the Company.
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

AMERICAN DG ENERGY INC.

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
In July 2010, the Company established EuroSite Power Inc., or EuroSite Power, a subsidiary formed to introduce the Company's On-Site Utility solution into the European market. As of December 31, 2013 the Company owns a 70.7% interest in EuroSite Power and has consolidated EuroSite Power into its financial statements in accordance with generally accepted accounting principles, or GAAP.

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
The Company and its Affiliates

Eurosite Power, Tecogen, Ilios Inc., or Ilios, GlenRose Instruments Inc., or GlenRose Instruments, Pharos LLC, or Pharos, and Levitronix Technologies LLC, or Levitronix are affiliated companies by virtue of common ownership. The common stockholders include:

•
John N. Hatsopoulos, the Chief Executive Officer and director of the Company who holds 10.7% of its common stock is also: (a) the Chairman of EuroSite Power and holds 0.9% of that company's common stock; (b) the Chief Executive Officer and director of Tecogen and holds 24.5% of that company's common stock; (c) a director of Ilios and holds 7.2% of that company's common stock; and (d) the Chairman of GlenRose Instruments and holds 15.7% of that company's common stock.

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos' brother, who holds 13.6% of the Company's common stock is also: (a) a director of Tecogen and holds 23.5% of that company's common stock; (b) an investor in Ilios and holds 3.1% of that company's common stock; (c) an investor of GlenRose Instruments and holds 15.7% of that company's common stock; (d) founder and investor in Pharos and holds 24.4% of that company’s common stock; and (e) an investor and director of Levitronix and holds 21.4% of that company’s common stock.

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

AMERICAN DG ENERGY INC.

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

•	Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).

•	Ability to by-pass transmission line and substation bottlenecks in congested service areas.

•	Avoidance of site and right-of-way issues affecting large-scale power generation and distribution projects.

•	Clean operation, in the case of natural gas fired reciprocating engines using microprocessor combustion controls and low-cost exhaust catalyst technology developed for automobiles.

•	Rapid economic paybacks for equipment investments, as fast as four to six years when compared to existing utility costs and technologies.

AMERICAN DG ENERGY INC.

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

Business Model
We are a DG onsite energy company that sells energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers. We install our systems at no cost to our customers and retain ownership of the system. Because our systems operate at over 90% efficiency (versus less than 33% for the existing power grid -see Environmental and Energy Study Institute (EESI), Energy Generation and Distribution Efficiency, available at http://www.eesi.org/generation_distribution. This website address and any other website addresses included in this Annual Report on Form 10-K are included as textual references only and the information in such websites is not incorporated by reference into this Annual Report on Form 10-K), we are able to sell the energy produced by these systems to our customers at prices below their existing cost of electricity (or air conditioning), heat and hot water. Our cogeneration systems consist of natural gas-powered internal combustion engines that drive an electrical generator to produce electricity and that capture the engine heat to produce space heating and hot water. Our energy systems also can be configured to drive a compressor that produces air conditioning and that also captures the engine heat. As of December 31, 2013, we had 109 energy systems operational.
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

AMERICAN DG ENERGY INC.

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
In regions where high electricity rates prevail, such as the Northeast, monthly payments for CHP energy services can yield attractive paybacks (e.g. in some cases as quickly as 3-5 years) on our investments in On-Site Utility projects. The price of natural gas has a minor effect on the financial returns obtained from our energy service contracts because the value of hot water and other thermal services produced from the recovered heat generated by the internal combustion engine in our on-site DG system will increase in proportion to higher fuel costs. This recovered energy, which comprises up to 60% of the total heating value of fuel supplied to our CHP equipment, displaces fuel that would otherwise be burned in conventional boilers. Each of our customer sites becomes a profit center. The example below presents the energy supplied by two 75 kW cogeneration units and the economics of a typical energy service contract where we supply 80% of the site's heat and hot water and 45% of the site's electricity. Our customers range from hotels to nursing homes and apartment buildings and they usually require two energy systems or more. The savings calculations in the example are based on many variables, such as the customer's base electricity charge per kWh, the kW used at the site, the operating time of the equipment, the customer's base gas price per 1 million BTU, or British Thermal Units, the net heat recovery of our equipment, the efficiency of the

AMERICAN DG ENERGY INC.

customer's boiler, the electric demand savings rate and the discount to the customer, which may range from 0% to 10%. The economics of the Company's typical energy service contract assumes that the customer's base electric rate per kWh and gas price per 1 million BTU is greater than or equal to $0.14 per kWh and 1 million BTU at $12.00, respectively. The example also reflects a 2% of expected annual increase in energy costs that should occur over a 15-year period:

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
For cogeneration, we prefer a modular design approach to allow us to group multiple units together to serve customers with considerably larger power requirements. Often, cogeneration units are conveniently dispersed within a large operation, such as a hospital or campus, serving multiple process heating systems that would otherwise be impractical to serve from a single large machine. The equipment we select often yield overall energy efficiencies in excess of 80% (from our equipment supplier's specifications). We also purchase energy equipment that incorporates mechanical work to extract heat from the environment in order to supplement the chemical energy available in the fuel, such as high efficiency water heater. The result of that equipment is a significant boost in efficiency and carbon emissions benefit relative to conventional heating systems.
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

AMERICAN DG ENERGY INC.

healthcare, hospitality, large residential, athletic facilities and certain industrial sites. This includes national accounts and other customer groups having a common set of energy requirements at multiple locations.

Our energy offering is translated into direct financial gain for our clients, and is best appreciated by senior management. These clients recognize the gain in cash flow, the increase in net income and the preservation of capital we offer. As such, our energy sales are focused on reaching these decision makers. Additionally, we have benefited with increased sales and maintenance support through our consolidated joint venture with AES-NJ Cogen Co., American DG NY LLC, or ADGNY. AES-NJ Co. is an established developer of small cogeneration systems.

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

In the United Kingdom, we primarily compete with Cogenco Limited, a subsidiary of Dalkia PLC, an alternative energy company with customers in the 50-500 kW range, ENER-G Holdings plc and Jenbacher, a subsidiary of General Electric Company. Other companies in the same market are Clarke Energy Ltd, EC Power Systems and Baxi-SenerTec UK. In Belgium, most CHP equipment manufacturers are non-Belgian companies, including CogenGreen S.A., Capstone Turbine Corporation and Cummins Power Generation Inc., which are our primary competitors in the 50-500 kW range. In Spain, we compete with Baxi-SenerTec UK, MicroPower Europe, Guascor Power, Cummins Power Generation Inc., Icogen SA and Pasch y Cia SA. Icogen SA, based in Barcelona, is the leading Spanish supplier for systems below 500 kW.

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

AMERICAN DG ENERGY INC.

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
Material Contracts
In July 2012, the Company entered into the Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the Company with certain office and business support services for a period of one year, renewable annually by mutual agreement. The Company also shares personnel support services with Tecogen. The Company has allocated its share of the cost of the personnel support services based upon the amount of time spent by such support personnel while working on the Company's behalf. To the extent Tecogen is able to do so under its current plans and policies, Tecogen includes the Company and its employees in several of its insurance and benefit programs. The costs of these programs are charged to the Company on an actual cost basis. Under this agreement, the Company receives pricing based on a volume discount if it purchases cogeneration and chiller products from Tecogen. For certain sites, the Company hires Tecogen to service its Tecogen chiller and cogeneration products.
On July 1, 2013 the Company entered into an Amendment to the Facilities, Support Services and Business Agreement, or the Amendment, with Tecogen. The Amendment renews the term of the Facilities, Support Services and Business Agreement between the Company and Tecogen for a one year period, beginning on July 1, 2013. The Amendment also increases the space provided to the Company by Tecogen from approximately 3,071 square feet to 3,282 square feet and from six offices to nine offices. Under the Amendment, the amount that the Company will pay Tecogen for the space and services that Tecogen provides under the Agreement increased to $6,495 per month. The Amendment further clarifies that the total sales thresholds for volume discounts are to be met during a calendar year and that the Company's representation rights may be terminated by either the Company or Tecogen upon 60 days' notice, without cause.
On November 12, 2013, the Company entered into the Second Amendment to the Facilities, Support Services and Business Agreement, or the Tecogen  Amendment. The Amendment modifies the exclusivity arrangement of the Facilities, Support Services and Business Agreement between the Company and Tecogen to state that in New England States the Company shall have the right to purchase Cogeneration products directly from Tecogen as described in the agreement so long as the Company intended to retain long-term ownership of the Cogeneration product and utilize it for the production and sale of electricity and thermal energy (i.e., ADG Energy “On-Site Utility” energy projects). Tecogen will not sell its products to parties for which the intended use is to earn revenue from metered energy to third parties other than the Company. In cases where the Company has the opportunity to sell Cogeneration products to an unaffiliated party in the New England States and where Tecogen has no other appointed representation in that specific region, the Company may buy/resell the Cogeneration product as specified under the terms of this agreement. If, however, Tecogen has appointed a local exclusive representative in that specific New England region, ADG Energy will defer to the local representative for pricing and other specific details for working cooperatively.

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

AMERICAN DG ENERGY INC.

On November 12, 2013, the Company entered into the First Amendment to the Sales Representative Agreement with Ilios Inc. The Amendment allows Ilios to appoint sales representatives in the European Union (EU) in addition to the Company. For nations of the EU the company has the right under this agreement to purchase Ilios products directly from Ilios at a stipulated price so long as the Company intends use is to retain long-term ownership of the Ilios product and utilize it for the production and sale of thermal energy (i.e., ADG Energy/EuroSite Power “On-Site Utility” energy projects). Ilios will not sell its products to parties for which the intended use is to earn revenue from metered energy to third parties (i.e., ADG Energy/EuroSite Power “On-Site Utility” energy projects) other than the Company. In cases where the Company has the opportunity to sell Ilios product to an unaffiliated party in the EU and where Ilios has no other appointed representation in that specific region, the Company may buy/resell the Ilios product as specified under the terms of this contact. If, however, Ilios has appointed a local exclusive representative in that specific EU region, the Company will defer to the local representative for pricing and other specific details for working cooperatively.

On May 23, 2011, the Company issued $12,500,000 aggregate principal amount of Senior Unsecured Debentures to a European investor and to John N. Hatsopoulos, the Company’s Chief Executive Officer. The debentures mature on May 25, 2018 and accrue interest at the rate of 6.0% per annum payable on a semi-annual basis. At the holder’s option, the debentures may be converted into shares of the Company’s common stock at a conversion price of $2.20 per share, subject to adjustment in certain circumstances. The Company has the option to redeem at 115% of Par Value any or all of the debentures after May 25, 2016. The proceeds of the debentures will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes. The debentures canceled the revolving line of credit agreement with John N. Hatsopoulos, which as of May 23, 2011 had a principal amount outstanding of $2,400,000.

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

AMERICAN DG ENERGY INC.

2013 (instead of semi-annual interest payments) and that the Company use the average daily closing price of the Common Stock 10 business days before the interest payment due date in order to determine the conversion price. All other terms and conditions of the Debentures, including interest rate and maturity date remained the same.

On May 24, 2013, at the request of all holders of the Company’s Senior Unsecured Convertible Debentures, due 2018, the Company modified through a fourth amendment the terms of the interest payment due to the holders. Under the terms of the fourth amendment, the holders agreed to receive interest payments on May 25th and November 25th in shares of the Company's common stock instead of cash for 2012, 2013 and 2014, provided that the Company's shares are listed on a National Securities Exchange. Under the terms of this amendment, for the May semi-annual interest payment, the Company will use the April average daily closing price of the Common Stock in order to determine the conversion price and for the November semi-annual interest payment the Company will use the October average daily closing price of the Common Stock in order to determine the conversion price. All other terms and conditions of the Debentures, including interest rate and maturity date remained the same.

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

On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock (“special dividend”). The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction, the Company issued to its stockholders an aggregate of 4,880,679 shares of EuroSite Power common stock that it owns. The EuroSite Power shares distributed pursuant to the special dividend will not be restricted securities in the hands of shareholders who are not affiliates of American DG Energy or EuroSite Power. Affiliates may sell the securities only after a 6 month holding period pursuant to the provisions of the SEC's Rule 144.

On August 15, 2013, in connection with the special dividend, the Company modified the conversion price of the 6%, $19,400,000 debentures issued on May 23, 2011 and November 30, 2011 from $2.20 to $2.11 per share. See "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Special Stock Dividend" for further detail.

On December 31, 2013, the Company had a balance of $20,000 due to John N. Hatsopoulos related to interest payable on his outstanding convertible debentures.

On November 25, 2013, the total interest due to the debenture holders was $582,000 and in connection with the amendment the Company issued to the debenture holders 377,391 shares of common stock at $1.54 per share which was the average price of the Company's common stock during the month of April. In connection with this transaction, the Company recorded an additional charge of $59,562 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2013.

On June 14, 2013, the Company, entered into a subscription agreement with EuroSite Power, the Company's majority owned subsidiary, for $1,100,000 of EuroSite Power's 4% Senior Unsecured Convertible Notes Due 2015, or the Notes, as part of EuroSite Power's $4,000,000 aggregate principal amount private placement of the Notes. In connection with the Company's subscription for the Notes, the Company exchanged a promissory note in the principal amount of $1,100,000, originally issued on February 26, 2013, or the Old Note, for a like principal amount of the Notes and received cash for any accrued but unpaid interest on the Old Note.

Included among the investors subscribing for the Notes are: Bruno Meier, a director of EuroSite Power, in the amount of $250,000; Joan Giacinti, a director of EuroSite Power, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of the Company, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both the Company and EuroSite Power, in the amount of $300,000; Perastra Management S.A., an investor in the Company and EuroSite Power, in the amount of $1,500,000; and Yves Micheli, an investor in EuroSite Power, in the amount of $300,000.

The holders of the Notes, or the Holders, are subject to and entitled to the benefits of the 4% Senior Convertible Notes Due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes will mature on June 14, 2015 and will accrue interest at the rate of 4% per annum payable in cash on a semi-annual basis. At a Holder's option, the Holder's Note may be converted into shares of the EuroSite Power's common stock at an initial conversion rate of 1,000

AMERICAN DG ENERGY INC.

shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Holders will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Note for an additional 3 years with an automatic decrease in interest rate to 3% per annum; or exchange the Note for a new non-convertible note with a 3 year maturity and a 6% per annum interest rate; no accrued interest will be lost on such exchange. The Notes are guaranteed on a subordinated basis by the Company. The Noteholders Agreement provides for customary events of default by EuroSite Power, including failure to pay interest within ten days of becoming due, failure to pay principal when due, failure to comply provisions of the Notes or the Noteholders Agreement, subject to cure, and certain events of bankruptcy or insolvency. The Company is a party to the Noteholders Agreement as both a Holder and as the guarantor of the Notes.

The Holders are entitled to the benefits of a registration rights agreement dated June 14, 2013 by and among EuroSite Power and the Holders, or the Registration Rights Agreement. The Registration Rights Agreement provides for demand registration rights, such that upon the demand of 30% of the holders of Registrable Securities, as defined in the Registration Rights Agreement and subject to certain conditions (including that EuroSite Power is eligible to use a Form S-3 registration statement and that such holders anticipate an aggregate offering price, net of selling expenses, of at least $250,000), EuroSite Power will file a Form S-3 registration statement covering the Registrable Securities requested to be included in such registration, subject to adjustment.

The Company guarantees, or the Guarantees, the Notes on a subordinated basis. Among other things, the Guarantees provide that, in the event of EuroSite Power's failure to pay principal or interest on a Note, the Holder of such Note, on the terms and conditions set forth in the Noteholders Agreement, may proceed directly against the Company, as guarantor, to enforce the Guarantee without first proceeding against EuroSite Power. The Company, as guarantor, shall be subrogated to all rights of the Holders of the Notes against EuroSite Power in respect of any amounts paid to a Holder by the Company on account of such Note pursuant to the provisions of the Guarantee and the Noteholders Agreement; provided, however, that the Company is not entitled to enforce, or to receive any payments based upon, such right of subrogation until the principal and interest on all of the Notes is paid in full. The Guarantees are subordinate and subject in right of payment to the prior payment in full of all Senior Guarantor Indebtedness, as such term is defined in the Noteholders Agreement, of the Company.

Note Exchange

On February 20, 2014, a note exchange agreement, or the Note Exchange Agreement, to which the Company, is a party was accepted by EuroSite Power Inc., or EuroSite Power, the Company’s majority owned subsidiary, pursuant to which the Company exchanged its 4% Senior Convertible Note Due 2015 in an aggregate principal amount of $1,100,000, originally issued on June 14, 2013, for a 4% Senior Convertible Note Due 2017 of like principal amount, or the New ADGE Note. The exchange took place as part of EuroSite Power’s exchange of an aggregate principal amount of $4,000,000 of its 4% Senior Convertible Notes Due 2015, or the Notes, for a like principal amount of 4% Senior Convertible Notes Due 2017, or the New Notes. Accrued but unpaid interest on the Notes will be treated as accrued interest under the New Notes.

Included among the investors exchanging their Notes for New Notes are: Bruno Meier, a director of EuroSite Power, in the amount of $250,000; Prime World Inc., a company controlled by Joan Giacinti, a director of EuroSite Power, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of the Company, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both the Company and EuroSite Power, in the amount of $300,000; Perastra Management S.A., an investor in the Company and EuroSite Power, in the amount of $1,500,000 and Yves Micheli, an investor in EuroSite Power, in the amount of $300,000.

Noteholders Agreement

The holders of the Notes were subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement, and such agreement was amended by the Note Exchange Agreements. The Noteholders Agreement remains in effect as to the New Notes, except it has been amended to reflect the maturity of the New Notes as June 14, 2017; provide that the initial conversion rate of the New Notes is 1,667 shares of common stock per $1,000 principal amount of the New Notes, subject to adjustment; and eliminate the noteholders’ options to extend the Notes.

Registration Rights Agreement

The holders of the New Notes remain entitled to the benefits of a registration rights agreement dated June 14, 2013 by and among EuroSite Power and the noteholders named therein, including the Company.

AMERICAN DG ENERGY INC.

Guarantee

The Company guarantees, or the Guarantees, the New Notes on a subordinated basis. Among other things, the Guarantees provide that, in the event of EuroSite Power’s failure to pay principal or interest on a New Note, the holder of such note, on the terms and conditions set forth in the Noteholders Agreement, may proceed directly against the Company, as guarantor, to enforce the Guarantee without first proceeding against EuroSite Power.

The Company, as guarantor, shall be subrogated to all rights of the holders of the New Notes against EuroSite Power in respect of any amounts paid to a holder by the Company on account of such note pursuant to the provisions of the Guarantee and the Noteholders Agreement; provided, however, that the Company is not entitled to enforce, or to receive any payments based upon, such right of subrogation until the principal and interest on all of the New Notes is paid in full.

The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

On September 27, 2013, Anthony S. Loumidis resigned, effective September 30, 2013, from his positions as Chief Financial Officer, Secretary and Treasurer of American DG Energy Inc., or the Company, and any other positions he may have had with the Company and the Company’s majority owned subsidiary EuroSite Power Inc. Mr. Loumidis resigned in order to pursue other professional opportunities. Mr. Loumidis’s resignation was not a result of any disagreement with the Company or the Company’s Board of Directors. On September 27, 2013, Mr. Loumidis entered into a consulting agreement with the Company pursuant to which Mr. Loumidis will act as a consultant and financial advisor to the Company.

                On October 15, 2013, the Board of Directors of the Company, elected Mr. Jesse T. Herrick, age 34, as the Company's Chief Financial Officer, Secretary and Treasurer effective October 15, 2013. Prior to joining the Company, from September 2012 to October 2013, Mr. Herrick served as Managing Director at Scarsdale Equities LLC, where he launched the firm’s equity research practice, and from 2005 to 2012 held a senior equity analyst position for Merriman Capital. Throughout his equity research career he maintained a strong focus in the clean technology and energy sectors. From 2001 to 2005, Mr. Herrick worked as an engineer for Lawrence Livermore National Laboratory, the Defense Advanced Research Projects Agency and ATK Space Systems. Mr. Herrick received his M.S. in mechanical engineering from U.C. Berkeley and his B.S. in mechanical engineering from U.C. Santa Barbara. Mr. Herrick’s experience with public equities combined with his technology expertize contributed to the Board of Directors’ conclusion that he should serve as the Chief Financial Officer of the Company.

                On February 18, 2014, Jesse T. Herrick resigned, effective April 11, 2014, from his positions as Chief Financial Officer, Secretary and Treasurer of American DG Energy Inc., and any other positions he may have had with the Company and the Company’s majority owned subsidiary EuroSite Power Inc. Mr. Herrick’s resignation was not a result of any disagreement with the Company or the Company’s Board of Directors.

Government Regulation
We are subject to extensive government regulation. We are required to file for local construction permits (electrical, mechanical and the like) and utility interconnects, and we must make various local and state filings related to environmental emissions. The U.S. government has been developing and refining various funding opportunities related to its economic recovery or stimulus initiatives. The Company believes that its CHP systems would fit very well with any of these programs. Other than funding opportunities related to the economic recovery or stimulus initiatives, there does not appear to be any new government regulations that will affect the Company.

Compliance with Environmental Laws

We are not required to comply with any environmental laws that are particular to our business, either in the United States or Europe. However, it is our policy to be as environmentally conscientious in every aspect of our operations.

Employees

As of December 31, 2013, the Company employed twenty-six active full-time employees and one part-time employee. We believe that our relationship with our employees is satisfactory. None of our employees are represented by a collective bargaining agreement.

AMERICAN DG ENERGY INC.

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

We have incurred losses in each of our fiscal years since inception. Losses continued to be incurred in 2013. There is no assurance that profitability will be achieved in the near term, if at all.

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

AMERICAN DG ENERGY INC.

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

Our ability to access capital for the repayment of debts and for future growth is limited as the financial markets can be unpredictable.

Our ability to access capital could be impacted by various factors including general market conditions or a slowdown in the economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

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

Our experience is primarily on-site energy services, and there is limited performance data available because the our business model is relatively unproven. These limitations make developing financial projections more difficult. We will expand our business infrastructure based on these projections. If these projections prove to be inaccurate, we will sustain additional losses and will jeopardize the success of our business.

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

AMERICAN DG ENERGY INC.

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

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions could adversely impact our business in 2014 and beyond.

The current economic conditions could adversely impact our business in 2014 and beyond, resulting in reduced demand for our products, increased rate of order cancellations or delays, increased risk of excess and obsolete inventories, increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable.

There are material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which could harm our operating results or cause us to fail to meet our reporting obligations.

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal accounting officer have performed an evaluation of controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported as when required. Management conducted an evaluation of our internal control over financial reporting and based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of the end of the period covered by this report. The Company currently has material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. In addition, as previously announced on February 18, 2014 we are in the process of transitioning to a new Chief Financial Officer. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and might require us to incur additional costs to improve our internal control system.

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

AMERICAN DG ENERGY INC.

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

Market

Our common stock is traded on the NYSE MKT under the symbol ADGE. Prior to October 19, 2009, our stock was traded on the OTC Bulletin Board. The following table sets forth the high and low sale prices of the Company’s common stock for 2013 and 2012, as reported by the exchange.

	2013		2012
	High	Low	High	Low

First Quarter	$2.53	$2.00	$2.41	$1.43
Second Quarter	2.16	1.18	3.05	2.01
Third Quarter	1.82	1.24	2.60	1.75
Fourth Quarter	1.87	1.37	2.70	1.86

The closing price of our common stock as reported on the NYSE MKT on December 31, 2013 and 2012 was $1.70 and $2.31, respectively.

Holders

As of March 31, 2014, there were approximately 1,151 beneficial holders of our common stock.

Special Stock Dividend

On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of the Company's common stock. The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013 and in connection with this transaction the Company issued to its stockholders an aggregate of 4,880,679 shares of EuroSite Power common stock that it owns. The EuroSite Power shares issued pursuant to the special dividend are not restricted securities in the hands of shareholders who are not affiliates of the Company or Eurosite Power. Affiliates may sell the securities only after a 6 month holding period pursuant to the provisions of the SEC's Rule 144.

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

Equity Compensation Plans

The following table provides information as of December 31, 2013, regarding common stock that may be issued under the Company’s equity compensation plans. Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the company’s stockholders (which date back to before the Company became a reporting Company under the Exchange Act).

AMERICAN DG ENERGY INC.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	2,386,500	$1.49	280,500

Equity compensation plans not approved by security holders	—	$—	—

Total	2,386,500	$1.49	280,500

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

Recent Sales of Unregistered Equity Securities

Common Stock

On August 28, 2013, after the closing of trading on the NYSE-MKT, the Company, entered into a subscription agreement with Charles T. Maxwell, the Company's Chairman of the Board, or the Investor, selling to the Charles T. Maxwell IRA an aggregate of 300,000 shares of the Company's Common Stock, $.001 par value per share, or the Securities, at a purchase price of $1.55 per share for an aggregate purchase price of $465,000. Under this agreement, the Company was required at its own cost to file with the SEC a registration statement covering the resale of such shares. The proceeds of this private placement will be used to fund additional installations of the Company's On-Site Utility energy systems and for general corporate and working capital purposes. The Securities were offered and sold to the Investor in a private placement transaction made in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, or the Securities Act. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

On September 4, 2013, after the closing of trading on the NYSE-MKT, the Company, entered into a subscription agreement with Frost Gamma Investments Trust, or the Trust, an accredited investor, by selling to the Trust an aggregate of 333,334 shares of the Company's common stock at a per share price of $1.50 for an aggregate purchase price of $500,001. Under this agreement, the Company was required at its own cost to file with the SEC a registration statement covering the resale of such shares. The proceeds of this private placement will be used to fund additional installations of the Company's On-Site Utility energy systems and for general corporate and working capital purposes. The Securities were offered and sold to the Investor in a private placement transaction made in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, or the Securities Act. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

AMERICAN DG ENERGY INC.

Stock Options

In 2012, the Company granted nonqualified options to purchase 300,000 shares of its common stock to two directors and 42,000 to five employees at prices ranging between $1.60 and $2.79 per share. Those options have a vesting schedule of four years and expire in five to ten years. The fair value of all options issued in 2012 was $456,392, with a weighted average grant date fair value of $1.33 per option. The grant of such options was exempt from registration under Rule 701 under the Securities Act.

In 2013, the Company granted nonqualified options to purchase 80,000 shares of its common stock to one director and 350,000 to two employees at prices ranging between $1.54 and $1.67 per share. Those options have a vesting schedule of four years and expire in five years. The fair value of all options issued in 2013 was $368,044, with a weighted average grant date fair value of $0.86 per option. The grant of such options was exempt from registration under Rule 701 under the Securities Act.

On September 27, 2013, the Company entered into a consulting agreement with Anthony Loumidis. A provision of this agreement  treats the relationship between Mr. Loumidis and the Company as a continuing business relationship under any option or restricted stock agreements that Mr. Loumidis has entered into with the company. The Company engaged a third party accounting firm to calculate the non cash compensation amount as a result of this agreement. The amount recorded was a charge of $63,188.

Convertible Debt

Debentures

On May 23, 2011, the Company issued $12,500,000 aggregate principal amount of debentures to a European investor and to John N. Hatsopoulos, the Company’s Chief Executive Officer, or the Debenture Holders. The debentures mature on May 25, 2018 and accrue interest at the rate of 6.0% per annum payable on a semi-annual basis. At the holder’s option, the debentures may be converted into shares of the Company’s common stock at a conversion price of $2.20 per share, subject to adjustment in certain circumstances. The Company has the option to redeem at 115% of par value any or all of the debentures after May 25, 2016. The proceeds of the debentures will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes. The debentures canceled the revolving line of credit agreement with John N. Hatsopoulos, which as of May 23, 2011 had a principal amount outstanding of $2,400,000.

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

On January 10, 2013, at the request of all holders of the Company’s Senior Unsecured Convertible Debentures, due 2018, the Company modified through a third amendment the terms of the interest payment due to the holders. Under the terms of the third amendment, the holders agreed to receive interest payments on an annual basis starting on November 25, 2013 (instead of semi-annual interest payments) and that the Company use the average daily closing price of the Common Stock 10 business days before the interest payment due date in order to determine the conversion price. All other terms and conditions of the Debentures, including interest rate and maturity date, remained the same.

On May 24, 2013, at the request of all holders of the Company’s Senior Unsecured Convertible Debentures, due 2018, the Company modified through a fourth amendment the terms of the interest payment due to the holders. Under the terms of the fourth amendment, the holders agreed to receive interest payments on May 25th and November 25th in shares of the Company's common stock instead of cash for 2012, 2013 and 2014, provided that the Company's shares are listed on a National Securities Exchange. Under the terms of this amendment, for the May semi-annual interest payment, the Company will use the April average daily closing price of the Common Stock in order to determine the conversion price and for the November semi-annual interest payment the Company will use the October average daily closing price of the Common Stock in order to determine the conversion price. All other terms and conditions of the Debentures, including interest rate and maturity date remained the same.

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

On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock (“special dividend”). The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction, the Company issued to its stockholders an aggregate of 4,880,679 shares of EuroSite Power common stock that it owns. The EuroSite Power shares distributed pursuant to the special dividend will not be restricted securities in the hands of shareholders who are not affiliates of American DG Energy or EuroSite Power. Affiliates may sell the securities only after a 6 month holding period pursuant to the provisions of the SEC's Rule 144.

On August 15, 2013, in connection with the special dividend, the Company modified the conversion price of the 6%, $19,400,000 debentures issued on May 23, 2011 and November 30, 2011 from $2.20 to $2.11 per share. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Special Stock Dividend.”

On November 25, 2013, the total interest due to the debenture holders was $582,000 and in connection with the amendment the Company issued to the debenture holders 377,391 shares of common stock at $1.54 per share which was the average price of the Company's common stock during the month of October. In connection with this transaction, the Company recorded an additional charge of $59,562 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2013.

On December 31, 2013, the Company had a balance of $20,000 due to John N. Hatsopoulos related to interest payable on his outstanding convertible debentures.

Item 6.    Selected Financial Data.

Not applicable.

AMERICAN DG ENERGY INC.

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

AMERICAN DG ENERGY INC.

Overview

We derive sales from selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are owned by us and are installed in our customers’ buildings. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customers’ local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month. Our revenues commence as new energy systems become operational. As of December 31, 2013, we had 109 energy systems operational.

As a by-product of our energy business, in some cases the customer may choose to have us construct the system for them rather than have it owned by American DG Energy. In this case, we account for revenue and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue. Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. Revenues from operation and maintenance services, including shared savings are recorded when provided and verified. There were no such arrangements in 2013 or 2012.

We have experienced total net losses since inception of approximately $29.3 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2013 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2013 and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through March 31, 2015. Beyond March 31, 2015, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital in 2014 we may need to terminate certain of our employees and adjust our current business plan. Financial considerations may cause us to modify planned deployment of new energy systems and we may decide to suspend installations until we are able to secure additional working capital. We will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business; however, we are not currently engaged in such discussions.

The Company’s operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

Related Third Party Transactions

See "Note 8 - Related parties".

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

The Company reviews the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. The Company evaluates the recoverability of its long-lived assets when impairment is indicated by comparing the net book value of the asset group to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company’s energy systems is the lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. If impairment is indicated, the asset is written down to its estimated fair value.

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. At December 31, 2013 and 2012, the amount of rebates applied to the cost of construction was $285,718 and $583,800, respectively.

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

AMERICAN DG ENERGY INC.

As a by-product of the energy business, in some cases, the customer may choose to have the Company construct the system for them rather than have it owned by American DG Energy. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue. The Company had no such arrangements during the years ended December 31, 2013 and 2012 respectively.

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements during the years ended December 31, 2013 and 2012, respectively.

At times the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company sells each deliverable to other customers on a stand-alone basis, the Company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements during the years ended December 31, 2013 and 2012, respectively.

The Company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or low capacity utilization throughout a utility territory. For the year ended December 31, 2013 and 2012, the revenue recognized from demand response activity was $112,405 and $106,340, respectively. The Company treats demand response payments as an operating activity in the statements of cash flows.

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

AMERICAN DG ENERGY INC.

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

Results of Operations

Fiscal Year Ended December 31, 2013 Compared with Fiscal Year Ended December 31, 2012

Revenues

Revenues in 2013 were $7,461,880 compared to $5,645,194 for the same period in 2012, an increase of $1,816,686 or 32.2%. The increase in revenues was primarily due more units being online and extreme weather in the Northeast. Our On-Site Utility energy revenues in 2013 increased to $7,164,226 compared to $5,388,395 for the same period in 2012, an increase of $1,775,831 or 33.0%. Our turnkey and other revenue in 2013 increased to $297,654 compared to $256,799 for the same period in 2012. The revenue from our turnkey projects can vary substantially per period.

During 2013, we operated 109 energy systems, at 64 locations, representing 7,278 kW of installed electricity plus thermal energy, compared to 92 energy systems at 51 locations, representing 6,388 kW of installed electricity plus thermal energy for the same period in 2012. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems, which is derived by the monthly published price of energy (electricity, natural gas or oil) from our customers’ local utility, less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in 2013 were $6,245,598 compared to $5,185,237 for the same period in 2012, an increase of $1,060,361 or 20.4%. Included in the cost of sales was depreciation expense of $1,382,693 in 2013, compared to $1,698,014 for the same period in 2012. In 2012, there was an additional charge of $462,838 related to the dissolution of two operating sites. The cost of sales without depreciation increased due to the overall sales increase.

In 2013, our gross margins were 16.3% compared to 8.1% for the same period in 2012. The increase was primarily due to an additional charge of 462,838 related to the dissolution of 2 operating sites in 2012. Our On-Site Utility energy margins excluding depreciation were at 33.5% in 2013 compared to 36.6% for the same period in 2012.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in 2013 were $2,940,833 compared to $2,770,535 for the same period in 2012, an increase of $170,298 or 6.1%. The increase was primarily due to additional internal and external accounting and auditing expenses.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in 2013 were $1,383,077 compared to $1,919,075 for the same period in 2012, a decrease of $535,998. In 2012, the Company revamped its advertising and marketing program at a cost of $306,715. In 2012, the Company established a marketing and advertising presence for EuroSite at a cost of $107,567.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in 2013 were $1,018,914 compared to

AMERICAN DG ENERGY INC.

$1,165,286 for the same period in 2012, a decrease of $146,372 or 12.6%. The decrease in our engineering expenses was due to higher utilization of our engineers, project managers and technicians on installation projects.

Loss from Operations

The loss from operations in 2013 was $4,126,542 compared to $5,394,939 for the same period in 2012. The decrease in the operating loss was due to the improved gross profit of 756,325 due to increased sales and a reduction in operating expenses of $512,072.

Other Income (Expense), Net

Our other income (expense), net, in 2013 was an expense of $986,286 compared to an expense of $1,348,265 for the same period in 2012. Other income (expense), net, includes interest and other income, interest expense and change in fair value of warrant liability. Interest and other income was $49,291 in 2013 compared to $62,322 for the same period in 2012. The increase was primarily due to higher yields on our invested funds. Interest expense was $1,292,766 in 2013 compared to $1,270,694 for the same period in 2012, a 1.7% increase. In 2013, the change in fair value of warrant liability was an income of $257,189 compared to an expense of $139,893 in 2012 (see “Note 6 – Warrant liability”).

Provision for Income Taxes

Our provision for income taxes in 2013 was $13,450 compared to $24,550 for the same period in 2012, due to state taxes provided for based on the profitability of our joint venture ADGNY. No benefit to the Company’s losses has been provided in either period.

Noncontrolling Interest

The noncontrolling interest share in the profits in ADGNY and EuroSite Power was a loss of $239,606 in 2013 compared to a loss of $241,967 for the same period in 2012.

Liquidity and Capital Resources

Consolidated working capital at December 31, 2013 was $11,881,175, compared to $16,047,854 at December 31, 2012. Included in working capital were cash and cash equivalents of $9,804,291 at December 31, 2013, compared to $13,362,919 at December 31, 2012. The decrease in working capital was a result of cash used to fund energy projects.

Cash used in operating activities was $1,553,257 in 2013 compared to $5,033,079 for the same period in 2012. The Company's short and long-term receivables balance, including unbilled revenue, increased to $1,046,385, in 2013 compared to $827,970 at December 31, 2012, reducing $218,415 of cash due to increased sales. Amount due to the Company from related parties increased to $304,288 in 2013 compared to $18,372 at December 31, 2012, reducing cash $285,916. Our inventory decreased to $2,246,335 in 2013 compared to $2,920,444 at December 31, 2012. Our prepaid and other current assets decreased to $196,939 in 2013 compared to $308,164 at December 31, 2012, providing $111,225 of cash due to the decrease of prepaid insurance and other fees.

Accounts payable increased to $871,079 in 2013, compared to $765,618 at December 31, 2012, providing $105,461 of cash. Our accrued expenses and other current liabilities increased to $622,568 at December 31, 2013 compared to $532,420 at December 31, 2012, providing $90,148 of cash, primarily due to accrued interest on convertible debentures and other accrued expenses. The amount due to related party increased to $178,216 in 2013, compared to $41,812 at December 31, 2012, providing $136,404 of cash.

During 2013, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The Company used $5,590,055 for purchases and installation of energy systems, net of rebates and incentives of $285,718. The Company's financing activities provided $3,584,684 of cash in 2013 from the issue of convertible debenture for Eurosite, sale of common stock, sale of subsidiary common stock, issuance of warrants and exercise of stock options, offset by purchases of common stock, payments on capital lease obligations and distributions to noncontrolling interest.

The Company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no capital cost. Therefore the Company is capital intensive. The Company believes that its existing resources, including cash and cash equivalents and

AMERICAN DG ENERGY INC.

future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2015, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Summary of Financial Transactions

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

AMERICAN DG ENERGY INC.

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

On May 24, 2013, at the request of all holders of the Company’s Senior Unsecured Convertible Debentures, due 2018, the Company modified through a fourth amendment the terms of the interest payment due to the holders. Under the terms of the fourth amendment, the holders agreed to receive semi-annual interest payments on May 25th and November 25th in shares of the Company's common stock instead of cash for 2012, 2013 and 2014, provided that the Company's shares are listed on a National Securities Exchange. Under the terms of this amendment, for the May semi-annual interest payment, the Company will use the April average daily closing price of the Common Stock in order to determine the conversion price and for the November semi-annual interest payment the Company will use the October average daily closing price of the Common Stock in order to determine the conversion price. All other terms and conditions of the Debentures, including interest rate and maturity date remained the same.

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

On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock (“special dividend”). On August 15, 2013, in connection with the special dividend, the Company modified the conversion price of the 6%, $19,400,000 debentures issued on May 23, 2011 and November 30, 2011 from $2.20 to $2.11 per share. The adjustment to the conversion price was not an automatic adjustment pursuant to the original terms of the debentures. Accordingly, the adjustment to the conversion price was accounted for as a modification under ASC 470. The modification of the convertible debt instrument resulted in an increase in the fair value of the embedded conversion option and the carrying amount of the debt instrument was reduced by approximately $649,000. See "Note 4 - Convertible debenture" for further detail.

On November 25, 2013, the total interest due to the debenture holders was $582,000 and in connection with the amendment the Company issued to the debenture holders 377,391 shares of common stock at $1.54 per share which was the average price of the Company's common stock during the month of April. In connection with this transaction, the Company recorded a reduction of $59,562 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2013.

On June 14, 2013, the Company, entered into a subscription agreement with EuroSite Power Inc., or EuroSite Power, the Company's majority owned subsidiary, for $1,100,000 of EuroSite Power's 4% Senior Unsecured Convertible Notes Due 2015, or the Notes, as part of EuroSite Power's $4,000,000 aggregate principal amount private placement of the Notes. In connection with the Company's subscription for the Notes, the Company exchanged a promissory note in the principal amount of $1,100,000, originally issued on February 26, 2013, or the Old Note, for a like principal amount of the Notes and received cash for any accrued but unpaid interest on the Old Note.

Included among the investors subscribing for the Notes are: Bruno Meier, a director of EuroSite Power, in the amount of $250,000; Joan Giacinti, a director of EuroSite Power, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of the Company, in the amount of $250,000; and Nettlestone Enterprises Limited, a shareholder of both the Company and EuroSite Power, in the amount of $300,000; Perastra Management S.A., an investor in the Company and EuroSite Power, in the amount of $1,500,000; and Yves Micheli, an investor in EuroSite Power, in the amount of $300,000.

AMERICAN DG ENERGY INC.

The holders of the Notes, or the Holders, are subject to and entitled to the benefits of the 4% Senior Convertible Notes Due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes will mature on June 14, 2015 and will accrue interest at the rate of 4% per annum payable in cash on a semi-annual basis. At a Holder's option, the Holder's Note may be converted into shares of the EuroSite Power's common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Holders will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Note for an additional 3 years with an automatic decrease in interest rate to 3% per annum; or exchange the Note for a new non-convertible note with a 3 year maturity and a 6% per annum interest rate; no accrued interest will be lost on such exchange. The Notes are guaranteed on a subordinated basis by the Company. The Noteholders Agreement provides for customary events of default by EuroSite Power, including failure to pay interest within ten days of becoming due, failure to pay principal when due, failure to comply provisions of the Notes or the Noteholders Agreement, subject to cure, and certain events of bankruptcy or insolvency. The Company is a party to the Noteholders Agreement as both a Holder and as the guarantor of the Notes.

The Holders are entitled to the benefits of a registration rights agreement dated June 14, 2013 by and among EuroSite Power and the Holders, or the Registration Rights Agreement. The Registration Rights Agreement provides for demand registration rights, such that upon the demand of 30% of the holders of Registrable Securities, as defined in the Registration Rights Agreement and subject to certain conditions (including that EuroSite Power is eligible to use a Form S-3 registration statement and that such holders anticipate an aggregate offering price, net of selling expenses, of at least $250,000), EuroSite Power will file a Form S-3 registration statement covering the Registrable Securities requested to be included in such registration, subject to adjustment.

The Company guarantees, or the Guarantees, the Notes on a subordinated basis. Among other things, the Guarantees provide that, in the event of EuroSite Power's failure to pay principal or interest on a Note, the Holder of such Note, on the terms and conditions set forth in the Noteholders Agreement, may proceed directly against the Company, as guarantor, to enforce the Guarantee without first proceeding against EuroSite Power. The Company, as guarantor, shall be subrogated to all rights of the Holders of the Notes against EuroSite Power in respect of any amounts paid to a Holder by the Company on account of such Note pursuant to the provisions of the Guarantee and the Noteholders Agreement; provided, however, that the Company is not entitled to enforce, or to receive any payments based upon, such right of subrogation until the principal and interest on all of the Notes is paid in full. The Guarantees are subordinate and subject in right of payment to the prior payment in full of all Senior Guarantor Indebtedness, as such term is defined in the Noteholders Agreement, of the Company.

Note Exchange

On February 20, 2014, a note exchange agreement, or the Note Exchange Agreement, to which the Company, is a party was accepted by EuroSite Power Inc., or EuroSite Power, the Company’s majority owned subsidiary, pursuant to which the Company exchanged its 4% Senior Convertible Note Due 2015 in an aggregate principal amount of $1,100,000, originally issued on June 14, 2013, for a 4% Senior Convertible Note Due 2017 of like principal amount. The exchange took place as part of EuroSite Power’s exchange of an aggregate principal amount of $4,000,000 of its 4% Senior Convertible Notes Due 2015, or the Notes, for a like principal amount of 4% Senior Convertible Notes Due 2017, or the New Notes. Accrued but unpaid interest on the Notes will be treated as accrued interest under the New Notes.

Included among the investors exchanging their Notes for New Notes are: Bruno Meier, a director of EuroSite Power, in the amount of $250,000; Prime World Inc., a company controlled by Joan Giacinti, a director of EuroSite Power, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of the Company, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both the Company and EuroSite Power, in the amount of $300,000; Perastra Management S.A., an investor in the Company and EuroSite Power, in the amount of $1,500,000 and Yves Micheli, an investor in EuroSite Power, in the amount of $300,000.

Noteholders Agreement

The holders of the Notes were subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement, and such agreement was amended by the Note Exchange Agreements. The Noteholders Agreement remains in effect as to the New Notes, except it has been amended to reflect the maturity of the New Notes as June 14, 2017; provide that the initial conversion rate of the New Notes is 1,667 shares of common stock per $1,000 principal amount of the New Notes, subject to adjustment; and eliminate the noteholders’ options to extend the Notes.

Registration Rights Agreement

AMERICAN DG ENERGY INC.

The holders of the New Notes remain entitled to the benefits of a registration rights agreement dated June 14, 2013 by and among EuroSite Power and the noteholders named therein, including the Company.

Guarantee

The Company guarantees, or the Guarantees, the New Notes on a subordinated basis. Among other things, the Guarantees provide that, in the event of EuroSite Power’s failure to pay principal or interest on a New Note, the holder of such note, on the terms and conditions set forth in the Noteholders Agreement, may proceed directly against the Company, as guarantor, to enforce the Guarantee without first proceeding against EuroSite Power.

The Company, as guarantor, shall be subrogated to all rights of the holders of the New Notes against EuroSite Power in respect of any amounts paid to a holder by the Company on account of such note pursuant to the provisions of the Guarantee and the Noteholders Agreement; provided, however, that the Company is not entitled to enforce, or to receive any payments based upon, such right of subrogation until the principal and interest on all of the New Notes is paid in full.

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

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. Also, as previously announced on February 18, 2014, we will need to transition to a new Chief Financial Officer subsequent to April 11, 2014. We are currently in the process of obtaining a new Chief Financial Officer. With regard to additional resources, at the present time

AMERICAN DG ENERGY INC.

our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.

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

Management’s Annual Report on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013.

At December 31, 2013, the Company employed twenty-six active full-time employees and one part-time employee. In addition to the transition of the Chief Financial Officer previously discussed, the Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to above, we have made changes in our internal controls over financial reporting. We hired a consultant in 2012 to review existing controls and review recent updates and changes to the Company’s documentation to ensure that any process or control changes are properly identified and documented, including updating the Company’s existing risk matrix. The engagement included the creation of testing plans based upon the current state of processes and key controls and the identification of areas for process improvements and documentation updates. The Company has already implemented many of the recommended processes. We plan to make additional changes in our internal controls over financial reporting as soon as the resources become available.

AMERICAN DG ENERGY INC.

There were no additional changes in our internal control over financial reporter that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

AMERICAN DG ENERGY INC.

ITEM III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2014 annual meeting of stockholders, or our Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and December 31, 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and December 31, 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

AMERICAN DG ENERGY INC.

(b)    Exhibits

3.1	Certificate of Incorporation, as amended and restated December 9, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Form S-3, as amended, as filed with the SEC on December 23, 2009).

3.2	By-laws, as amended and restated August 31, 2009 (incorporated by reference to Exhibit 3.2 to the Company's Form S-3, as amended, as filed with the SEC on December 23, 2009).

4.1	Specimen Common Stock Certificate of the Company

4.2
Form of 6% Senior Unsecured Convertible Debenture Due 2018, dated May 23, 2011 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on May, 24, 2011).

4.3
Form of 6% Senior Unsecured Convertible Debenture Due 2018, dated November 30, 2011 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on December 2, 2011).

4.4
4% Senior Convertible Note Due 2017 issued by EuroSite Power Inc., dated as of February 20, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

4.5	Form of 8% Senior Convertible Debenture Due 2011 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-SB, as amended, as filed with the SEC on November 2, 2006.

10.1*	American Distributed Generation Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-SB, as amended, as filed with the SEC on November 2, 2006).

10.2*	2005 Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement for the 2008 Annual Meeting of stockholders, as filed with the SEC on April 29, 2008).

10.3	Operating Agreement of American DG New York LLC (incorporated by reference to Exhibit 10.6 to the Company's Form 10-SB, as amended, as filed with the SEC on November 22, 2006).

10.4	Form of Energy Purchase Agreement (incorporated by reference to Exhibit 10.6 to the Company's Form 10-SB, as amended, as filed with the SEC on November 2, 2006).

10.5
Warrant Agreement with AIM Capital Corporation d/b/a Barry Kaplan Associates dated January 15, 2011 (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K, as filed with the SEC on March 31, 2011).

10.6
Form of Subscription Agreement for 6% Senior Unsecured Convertible Debentures Due 2018, dated May 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on May 24, 2011).

10.7
Form of Subscription Agreement for 6% Senior Unsecured Convertible Debenture Due 2018, dated November 30, 2011 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the SEC on December 2, 2011).

10.8+
Facilities and Support Services Agreement between The Company and Tecogen Inc., dated July 1, 2012 (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2013).

10.9+
Sales Representative Agreement between The Company and Ilios Dynamics, dated October 20, 2009 (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2013).

AMERICAN DG ENERGY INC.

10.10
First Amendment to the Sales Representative Agreement between the Company and Ilios Inc., dated November 12, 2013 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2013).

10.11
Subscription Agreement between the Company and EuroSite Power Inc., dated June 14, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on June 18, 2013).

10.12
First Amendment to the Facilities, Support Services and Business Agreement dated as of July 1, 2013, between Tecogen Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on July 2, 2013).

10.13
Second Amendment to the Facilities, Support Services and Business Agreement, dated as of November 12, 2013, between Tecogen Inc. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2013).

10.14
Subscription Agreement, dated as of August 28, 2013, between Charles T. Maxwell IRA and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on August 29, 2013).

10.15
Subscription Agreement, dated as of September 4, 2013, between Frost Gamma Investments Trust and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2013).

10.16
Consulting Agreement, dated as of September 27, 2013, between Anthony S. Loumidis and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on September 27, 2013).

10.17
Form of Guarantee, dated June 20, 2014, attached to the Form of 4% Senior Convertible Note Due 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

10.18
4% Senior Convertible Note Due 2017 issued by EuroSite Power Inc., dated as of February 20, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

10.19
Note Exchange Agreement between EuroSite Power Inc. and the Company, dated as of February 20, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Form 10-SB, as amended, as filed with the SEC on November 2, 2006).

16.1	Letter on change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's current report on Form 8-K/A dated September 24, 2010).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K as filed with the SEC on March 31, 2011).

23.1#	Consent of McGladrey LLP.

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (Furnished herewith).

AMERICAN DG ENERGY INC.

101.1#
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail.

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

Dated: April 9, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Maxwell	Chairman of the Board and Director	April 9, 2014
Charles T. Maxwell

/s/ John N. Hatsopoulos	Director and Chief Executive Officer	April 9, 2014
John N. Hatsopoulos	(Principal Executive Officer)

/s/ Jesse T. Herrick	Chief Financial Officer, Treasurer and Secretary	April 9, 2014
Jesse T. Herrick	Principal Financial and Accounting Officer)

/s/ Charles T. Maxwell	Director	April 9, 2014
Charles T. Maxwell

/s/ Deanna M. Petersen	Director	April 9, 2014
Deanna M. Petersen

/s/ Francis A. Mlynarczyk	Director	April 9, 2014
Francis A. Mlynarczyk

/s/ Christine M. Klaskin	Director	April 9, 2014
Christine M. Klaskin

/s/ John Rowe	Director	April 9, 2014
John Rowe

/s/ Joan Giacinti	Director	April 9, 2014
Joan Giacinti

AMERICAN DG ENERGY INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American DG Energy Inc.:

We have audited the accompanying consolidated balance sheets of American DG Energy Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company at December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MCGLADREY LLP

Boston, Massachusetts
April 9, 2014

AMERICAN DG ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,804,291	$13,362,919
Accounts receivable, net	988,420	761,678
Unbilled revenue	12,765	19,492
Due from related party	304,288	18,372
Inventory	2,246,335	2,920,444
Prepaid and other current assets	196,939	308,164
Total current assets	13,553,038	17,391,069
Property, plant and equipment, net	21,931,289	17,253,648
Accounts receivable, long-term	45,200	46,800
Other assets, long-term	54,768	47,216
TOTAL ASSETS	$35,584,295	$34,738,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$871,079	$765,618
Accrued expenses and other current liabilities	622,568	532,420
Due to related party	178,216	41,812
Capital lease obligations	—	3,365
Total current liabilities	1,671,863	1,343,215
Long-term liabilities:
Convertible debentures	17,172,807	17,000,000
Convertible debentures due related parties	4,525,573	2,400,000
Warrant liability	132,265	389,454
Other long-term liabilities	15,876	29,444
Total liabilities	23,518,384	21,162,113

Stockholders’ equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 49, 817, 920 and 48, 490, 733 issued and outstanding at December 31, 2013 and 2012, respectively	49,818	48,491
Additional paid-in capital	40,110,305	37,001,439
Accumulated deficit	(29,343,517)	(24,456,845)
Total American DG Energy Inc. stockholders’ equity	10,816,606	12,593,085
Noncontrolling interest	1,249,305	983,535
Total stockholders’ equity	12,065,911	13,576,620
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,584,295	$34,738,733

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2013	2012
Revenues
Energy revenues	$7,164,226	$5,388,395
Turnkey & other revenues	297,654	256,799
	7,461,880	5,645,194
Cost of sales
Fuel, maintenance and installation	4,862,905	3,487,223
Depreciation expense	1,382,693	1,698,014
	6,245,598	5,185,237
Gross profit	1,216,282	459,957
Operating expenses
General and administrative	2,940,833	2,770,535
Selling	1,383,077	1,919,075
Engineering	1,018,914	1,165,286
	5,342,824	5,854,896
Loss from operations	(4,126,542)	(5,394,939)
Other income (expense)
Interest and other income	49,291	62,322
Interest expense	(1,292,766)	(1,270,694)
Change in fair value of warrant liability	257,189	(139,893)
	(986,286)	(1,348,265)
Loss before provision for income taxes	(5,112,828)	(6,743,204)
Provision for income taxes	(13,450)	(24,550)
Consolidated net loss	(5,126,278)	(6,767,754)
Loss attributable to the noncontrolling interest	239,606	241,967
Net loss attributable to American DG Energy Inc.	$(4,886,672)	$(6,525,787)

Net loss per share - basic and diluted	$(0.10)	$(0.14)
Weighted average shares outstanding - basic and diluted	48,932,838	47,108,980

See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	American DG Energy Inc. Stockholders
	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2011	$46,001	$30,399,370	$(17,931,058)	$866,158	$13,380,471
Distributions to noncontrolling interest	—	—	—	(322,974)	(322,974)
Ownership changes to noncontrolling interest	—	—	—	106,408	106,408
Sale of common stock, net of costs	2,250	3,532,788	—	—	3,535,038
Sale of subsidiary common stock, net of costs	—	1,650,239	—	489,054	2,139,293
Purchase of common stock, net of costs	(500)	(749,500)	—	—	(750,000)
Issuance of common stock warrants	—	7,500	—	—	7,500
Conversion of convertible debenture interest to common stock	502	1,236,968	—	—	1,237,470
Stock based compensation expense	—	723,429	—	86,856	810,285
Exercise of stock options	278	200,645	—	—	200,923
Cancellation of restricted stock	(40)	—	—	—	(40)
Net loss	—	—	(6,525,787)	(241,967)	(6,767,754)
Balance at December 31, 2012	$48,491	$37,001,439	$(24,456,845)	$983,535	$13,576,620

Distributions to noncontrolling interest	—	—	—	(311,664)	(311,664)
Ownership changes to noncontrolling interest	—	—	—	559,500	559,500
Conversion of convertible debenture interest to common stock	693	1,169,358	—	—	1,170,051
Sale of common stock, net of costs	634	951,699			952,333
Eurosite stock dividend to ADG investors		(199,408)		199,408	—
Fair value of conversion option		649,000			649,000
Stock based compensation expense	—	538,217	—	58,132	596,349
Net loss	—	—	(4,886,672)	(239,606)	(5,126,278)
Balance at December 31, 2013	$49,818	$40,110,305	$(29,343,517)	$1,249,305	$12,065,911
See accompanying notes to consolidated financial statements

AMERICAN DG ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,886,672)	$(6,525,787)
Loss attributable to noncontrolling interest	(239,606)	(241,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,471,914	1,754,279
Provision for losses on accounts receivable	235,638	123,880
Amortization of deferred financing costs	10,224	20,448
Increase (decrease) in fair value of warrant liability	(257,189)	139,893
Noncash interest expense	1,170,051	1,237,470
Stock-based compensation	596,349	810,285
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	(454,053)	29,269
Due from related party	(285,916)	2,768
Inventory	674,109	(2,286,324)
Prepaid and other current assets	93,449	(48)
Increase (decrease) in:
Accounts payable	105,461	245,010
Accrued expenses and other current liabilities	90,148	(56,612)
Due to related party	136,404	(272,035)
Other long-term liabilities	(13,568)	(13,608)
Net cash used in operating activities	(1,553,257)	(5,033,079)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,590,055)	(4,211,402)
Net cash used in investing activities	(5,590,055)	(4,211,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	2,947,380	—
Proceeds from issuance of warrants	—	7,500
Proceeds from sale of common stock, net of costs	952,333	3,535,038
Proceeds from sale of subsidiary common stock, net of costs	—	2,139,293
Proceeds from exercise of stock options	—	200,923
Purchases of common stock, net of costs	—	(750,000)
Convertible debenture transaction costs	—	—
Principal payments on capital lease obligations	(3,365)	(3,365)
Cancellation of restricted stock	—	(40)
Distributions to noncontrolling interest	(311,664)	(322,974)
Net cash provided by financing activities	3,584,684	4,806,375
Net (decrease) increase in cash and cash equivalents	(3,558,628)	(4,438,106)
Cash and cash equivalents, beginning of the period	13,362,919	17,801,025
Cash and cash equivalents, end of the period	$9,804,291	$13,362,919

AMERICAN DG ENERGY INC.

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Income taxes	$68,762	$46,462
Interest	$115,635

Non-cash investing and financing activities:
Conversion of convertible debenture interest into common stock	$1,164,000	$1,141,000
Convertible debenture interest adjustment	$6,051	$96,470

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

The Company was incorporated as a Delaware corporation on July 24, 2001 to install, own, operate and maintain complete DG systems, or energy systems, and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. As of December 31, 2013, the Company had installed 109 energy systems.

The Company derives revenues from selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are generally owned by the Company and are installed in its customers’ buildings. Each month the Company obtains readings from energy meters to determine the amount of energy produced for each customer. The Company multiplies these readings by the appropriate published price of energy (electricity, natural gas or oil) from its customers’ local energy utility, to derive the value of its monthly energy sale, less the applicable negotiated discount. The Company’s revenues per customer on a monthly basis vary based on the amount of energy produced by its energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month. The Company’s revenues commence as new energy systems become operational. As of December 31, 2013, the Company had 109 energy systems operational. As a by-product of its energy business, in some cases the customer may choose to have us construct the system for them rather than have it owned by American DG Energy.

Note 2 — Summary of significant accounting policies:

Principles of Consolidation and Basis of Presentation:

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary American DG Energy, its 51.0% joint venture, American DG New York, LLC, or ADGNY, and its 70.7% owned subsidiary EuroSite Power Inc., or EuroSite Power. The Company’s owns 51.0% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the Company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the Company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the joint venture and underlying energy projects. The economic ownership is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The Company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner, Peter Westerhoff, each quarter. On the Company’s balance sheet, noncontrolling interest represents the partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The Company owned a controlling 51.0% legal interest and a 62.5% economic interest in ADGNY as of December 31, 2013.

In July 2010, the Company invested $45,000 in exchange for 45 million shares of EuroSite Power, a newly established corporation. The investment gave the Company a controlling financial interest in EuroSite Power, whose business focus is to introduce the On-Site Utility solution into the European market. Also in July 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares in EuroSite Power. In 2011, EuroSite Power raised approximately $1,250,000 in private placements by selling 1,250,000 shares of its common stock to accredited investors at $1.00 per share. In March 2012, EuroSite Power issued 851,100 shares to its existing stockholders in connection with a 10.0% stock dividend and in November 2012, EuroSite Power raised approximately $2,385,000 in a public offering and private placement by selling 2,385,000 shares of its common stock and 2,507,525 warrants, including placement agent warrants, to accredited investors at $1.00 per share.

On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock (“special dividend”). The special dividend was paid on August 15, 2013, to

AMERICAN DG ENERGY INC.

stockholders of record as of the close of business on July 25, 2013. In connection with this transaction, the Company issued to its stockholders an aggregate of 4,880,679 shares of EuroSite Power common stock that it owns.

As of December 31, 2013, the Company owns a 70.7% interest in EuroSite Power and has consolidated EuroSite Power into its financial statements in accordance with generally accepted accounting principles, or GAAP.

On February 10, 2012, EuroSite Power announced that its Board of Directors declared a stock dividend of 10.0% per share on the outstanding shares of EuroSite Power common stock. The dividend was payable on March 12, 2012 to common stockholders of record at the close of business on February 24, 2012. The Company rejected the receipt of the dividend on the EuroSite Power shares it held at that time. Prior to that transaction, EuroSite Power had paid no cash or stock dividends on its common stock.

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements. The Company’s revenue is generated in the United States of America and in the United Kingdom. During the years ended December 31, 2013 and 2012 revenue generated in the United States amounted to $6,623,001 and $5,564,084 respectively and revenue generated in the United Kingdom amounted to $838,879 and $81,110 respectively.  At December 31, 2013, $17,900,959 of the Company’s long lived assets were located in the United States of America and $4,030,330 were located in the United Kingdom.  At December 31, 2012, $15,726,700 of the Company’s long lived assets were located in the United States of America and $1,526,948 were located in the United Kingdom.

The Company has experienced total net losses since inception of approximately $29.3 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next twelve months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2015, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

In 2012, the Company raised $3,535,038, net of issuance costs, from common stock and convertible debt. If the Company is unable to raise additional capital in 2015 it may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

Revenue Recognition

Revenue from energy contracts is recognized when electricity, heat, and chilled water is produced by the cogeneration systems on-site. The Company bills each month based on various meter readings installed at each site. The amount of energy produced by on-site energy systems is invoiced, as determined by a contractually defined formula. Under certain energy contracts, the customer directly acquires the fuel to power the systems and receives credit for that expense from the Company. The credit is recorded as a cost of sale. Revenues from operations, including shared savings are recorded when provided and verified. Maintenance service revenue is recognized over the term of the agreement and is billed on a monthly basis in arrears.

As a by-product of the energy business, in some cases, the customer may choose to have the Company construct the system for them rather than have it owned by American DG Energy. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the

AMERICAN DG ENERGY INC.

respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company records the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue. The Company had no such arrangements in the years ended December 31, 2013 and 2012, respectively.

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements in the years ended December 31, 2013 and 2012, respectively.

Occasionally, the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company sells each deliverable to other customers on a stand-alone basis, the Company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative selling price which is determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements at December 31, 2013 and 2012, respectively.

The Company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. For the year ended December 31, 2013 and 2012, the revenue recognized from demand response activity was $112,405 and $106,340, respectively. The Company treats demand response payments as an operating activity in the statements of cash flows.

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

Concentration and Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. As of December 31, 2013, the Company had a balance of $8,554,191 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit.

During the years ended December 31, 2013 and 2012 one customer accounted for 12% and 15% of revenue, respectively.

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

At December 31, 2013 and 2012, the allowance for doubtful accounts was $183,201 and $54,000, respectively. Included in accounts receivable are amounts from four major customers accounting for approximately 35.0% and 29.0% of

AMERICAN DG ENERGY INC.

total accounts receivable for the years ended December 31, 2013 and 2012, respectively. There were sales to four major customers accounting for approximately 25.0% and 32.0% of total sales for the years ended December 31, 2013 and 2012, respectively.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of December 31, 2013 and 2012, there were no reserves or write-downs recorded against inventory.

AMERICAN DG ENERGY INC.

Accounts Payable

Included in accounts payable are amounts due to four major vendors accounting for approximately 30.0% and 34.0% of total accounts payable for the years ended December 31, 2013 and 2012, respectively. Purchases from four vendors accounted for approximately 35.0% and 47.0% of total purchases for the years ended December 31, 2013 and 2012, respectively.

Supply Concentrations

All of the Company’s cogeneration unit purchases for the years ended December 31, 2013 and 2012 were from one vendor (see “Note 8 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the Company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen Inc., or Tecogen. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The Company reviews the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. The Company evaluates the recoverability of its long-lived assets when impairment is indicated by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company’s energy systems is lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. During 2013 and 2012, the amount of rebates applied to the cost of construction was $285,718 and $583,800, respectively.

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

AMERICAN DG ENERGY INC.

See “Note 5 – Stockholders’ Equity” for a summary of the restricted stock and stock option activity under the Company’s stock-based employee compensation plan for the years ended December 31, 2013 and 2012, respectively.

Loss per Common Share

The Company computes basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of its common stock for the period. For the year ended December 31, 2013, the Company excluded 12,088,313 anti-dilutive shares resulting from exercise of stock options, warrants and shares issuable in connection with convertible debentures, and for the year ended December 31, 2012, the Company excluded 11,445,182 anti-dilutive shares resulting from exercise of stock options, warrants and unvested restricted stock. All shares issuable for both years were anti-dilutive because of the reported net loss.

Other Comprehensive Net Loss

The comprehensive net loss for the years ended December 31, 2013 and 2012 does not differ from the reported loss.

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

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and amounts due to/from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and amounts due to/from related parties approximate their fair values based on their short-term nature. The warrant liability is recorded at fair value. The carrying value of the convertible debentures on the balance sheet at December 31, 2013 approximates fair value as the terms approximate those currently available for similar instruments. See “Note 9 - Fair value measurements.”

AMERICAN DG ENERGY INC.

Impact of New Accounting Pronouncements

The Company does not expect the impact of recently issued accounting pronouncements to have a material impact on the Company's results of operation, financial position, or cash flows.

Note 3 — Property, plant and equipment:

Property, plant and equipment consist of the following as of December 31, 2013 and 2012, respectively:

	2013	2012
Energy Systems	$25,567,808	$19,052,933
Computer equipment and software	122,853	109,910
Furniture and fixtures	85,079	81,435
Vehicles	243,139	166,193
	26,018,879	19,410,471
Less — accumulated depreciation	(7,621,242)	(6,149,328)
	18,397,637	13,261,143
Construction in progress	3,533,652	3,992,505
	$21,931,289	$17,253,648

Depreciation expense of property, plant and equipment totaled $1,471,914 and $1,754,279 for the years ended December 31, 2013 and 2012, respectively.

Note 4 — Convertible debentures:

American DG Energy Convertible Debentures

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

AMERICAN DG ENERGY INC.

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

On May 24, 2013, at the request of all holders of the Company’s Senior Unsecured Convertible Debentures, due 2018, the Company modified through a fourth amendment the terms of the interest payment due to the holders. Under the terms of the fourth amendment, the holders agreed to receive semi-annual interest payments on May 25th and November 25th in shares of the Company's common stock instead of cash for 2012, 2013 and 2014, provided that the Company's shares are listed on a National Securities Exchange. Under the terms of this amendment, for the May semi-annual interest payment, the Company will use the April average daily closing price of the Common Stock in order to determine the conversion price and for the November semi-annual interest payment the Company will use the October average daily closing price of the Common Stock in order to determine the conversion price. All other terms and conditions of the Debentures, including interest rate and maturity date remained the same.

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

On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock (“special dividend”). The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction the Company, issued to its stockholders an aggregate of 4,880,679 shares of EuroSite Power common stock that it owns. Affiliates may sell the securities only after a 6 month holding period pursuant to the provisions of the SEC's Rule 144.

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

On November 25, 2013, the total interest due to the debenture holders was $582,000 and in connection with the amendment the Company issued to the debenture holders 377,391 shares of common stock at $1.54 per share which was the average price of the Company's common stock during the month of April. In connection with this transaction, the Company recorded an additional charge of $59,562 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2013.

AMERICAN DG ENERGY INC.

On September 30, 2013, the Company had a balance of $20,000 due to John N. Hatsopoulos related to interest payable on his outstanding convertible debentures.

Eurosite Power Convertible Debenture

On February 26, 2013, Eurosite issued a promissory note in the amount of $1,100,000 to the Company, its parent. Under the terms of the agreement Eurosite was to pay interest at a rate of 6.0% per annum payable quarterly in arrears.

                On June 14, 2013, Eurosite entered into subscription agreements with certain investors, including including the Company, for a private placement of an aggregate principal amount of $4,000,000 of 4% Senior Unsecured Convertible Notes Due 2015, or the Notes. In connection with the private placement, the Company exchanged the promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013 for a like principal amount of the Notes and cash paid for any accrued but unpaid interest. Included among the investors subscribing for the Notes are: Bruno Meier, a director of EuroSite, in the amount of $250,000; Joan Giacinti, a director of the Company and EuroSite, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of the Company, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both Eurosite and the Company, in the amount of $300,000; Perastra Management S.A., an investor in the Company and EuroSite Power, in the amount of $1,500,000; and Yves Micheli, an investor in EuroSite Power, in the amount of $300,000.
The proceeds of the offering of the Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

                The holders of the Notes are subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes will mature on June 14, 2015 and will accrue interest at the rate of 4% per annum payable in cash on a semi-annual basis. At the Investor's option, the Notes may be converted into shares of Eurosite's common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Investors will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Notes for an additional 3 years with an automatic decrease in interest rate to 3% per annum; or exchange the Notes for a new non-convertible note with a 3 year maturity and a 6% per annum interest rate; no accrued interest will be lost on such exchange.

                Eurosite initially concluded that the term-extending option mentioned above was an embedded derivative with de minimis value but has subsequently concluded that it is not considered a derivative under ASC 815-Derivatives and Hedging because the term extending feature is considered clearly and closely related to the Notes. Thus, this feature was no required to be bifurcated and no other initial accounting was required. The term-extending option has subsequently been eliminated pursuant to the note exchange agreements discussed below.

                The Noteholders Agreement provides for customary events of default by Eurosite, including failure to pay interest within ten days of becoming due, failure to pay principal when due, failure to comply provisions of the Notes or the Noteholders Agreement, subject to cure, and certain events of bankruptcy or insolvency.

                The holders of the Notes are entitled to the benefits of a registration rights agreement dated June 14, 2013 by and among Eurosite and the Noteholders named therein, or the Registration Rights Agreement. The Registration Rights Agreement provides for demand registration rights, such that upon the demand of 30% of the holders of Registrable Securities, as defined in the Registration Rights Agreement and subject to certain conditions (including that the Company is eligible to use a Form S-3 registration statement and that such holders anticipate an aggregate offering price, net of selling expenses, of at least $250,000), Eurosite will file a Form S-3 registration statement covering the Registrable Securities requested to be included in such registration, subject to adjustment.

                On February 20, 2014, EuroSite accepted certain separate note exchange agreements, or the Note Exchange Agreements, from the holders of its existing 4% Senior Convertible Notes Due 2015, originally issued on June 14, 2013, or the Notes, including the Company, pursuant to which EuroSite exchanged the Old Notes for like principal amounts of 4% Senior Convertible Notes Due 2017, or the New Notes, in an aggregate principal amount of $4,000,000. Accrued but unpaid interest on the Notes will be treated as accrued interest under the New Notes. Included among the investors exchanging their Notes for New Notes are: the Company, in the amount of $1,100,000; Bruno Meier, a director of EuroSite, in the amount of $250,000; Prime World Inc., a company controlled by Joan Giacinti, one of the Company's directors, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of the Company, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both EuroSite and the Company, in the amount of $300,000; Perastra Management S.A., an investor in the Company and EuroSite Power, in the amount of $1,500,000; Yves Micheli, an investor in EuroSite Power, in the amount of $300,000.

AMERICAN DG ENERGY INC.

                The holders of the Notes were subject to and entitled to the benefits of the Noteholders Agreement, and such agreement was amended by the Note Exchange Agreements. The Noteholders Agreement remains in effect as to the New Notes, except it has been amended to reflect the maturity of the New Notes as June 14, 2017; provide that the initial conversion rate of the New Notes is 1,667 shares of common stock per $1,000 principal amount of the New Notes, subject to adjustment; and eliminate the noteholders’ options to extend the Notes.

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

The holders of common stock have the right to vote their interest on a per share basis. At December 31, 2013, there were 49,817,920 shares of common stock outstanding.

On August 28, 2013, after the closing of trading on the NYSE-MKT, the Company, entered into a subscription agreement with Charles T. Maxwell, the Company's Chairman of the Board, or the Investor, selling to the Charles T. Maxwell IRA an aggregate of 300,000 shares of the Company's Common Stock, $.001 par value per share, or the Securities, at a purchase price of $1.55 per share for an aggregate purchase price of $465,000. Under this agreement, the Company was required at its own cost to file with the SEC a registration statement covering the resale of such shares. The proceeds of this private placement will be used to fund additional installations of the Company's On-Site Utility energy systems and for general corporate and working capital purposes. The Securities were offered and sold to the Investor in a private placement transaction made in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, or the Securities Act. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

On September 4, 2013, after the closing of trading on the NYSE-MKT, the Company, entered into a subscription agreement with Frost Gamma Investments Trust, or the Trust, an accredited investor, by selling to the Trust an aggregate of 333,334 shares of the Company's common stock at a per share price of $1.50 for an aggregate purchase price of $500,001. Under this agreement, the Company was required at its own cost to file with the SEC a registration statement covering the resale of such shares. The proceeds of this private placement will be used to fund additional installations of the Company's On-Site Utility energy systems and for general corporate and working capital purposes. The Securities were offered and sold to the Investor in a private placement transaction made in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, or the Securities Act. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Warrants

On February 22, 2012, the Company sold a warrant to purchase shares of the Company's common stock to an accredited investor, for a purchase price of $7,500. The warrant expired on February 22, 2013, and gave the investor the right but not the obligation to purchase 50,000 shares of the Company's common stock at an exercise price per share of $3.00. The expense related to this warrant was de minimis for the period ended December 31, 2013.

At December 31, 2013, the Company had 507,500 warrants outstanding including, 500,000 warrants at an exercise price of $3.25 per share that expire on December 14, 2015 (see “Note 6 - Warrant liability” and “Note 9 - Fair value measurements”); and 7,500 warrants at an exercise price of $2.69 per share that expire on January 15, 2016.

Warrant activity for the years ended December 31, 2013 and 2012 was as follows:

AMERICAN DG ENERGY INC.

	Number of Warrants	Weighted Average Grant Date Fair Value
Unvested, December 31, 2011	588,000	$3.12
Granted	50,000	0.15
Exercised	—	—
Expired	(72,500)	0.58
Unvested, December 31, 2012	565,500	$3.19
Granted	—	—
Exercised	—	—
Expired	84,500	0.17
Unvested, December 31, 2013	507,500	$3.24

Stock Based Compensation – American DG Energy

The Company has adopted the 2005 Stock Incentive Plan, or the Plan, under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company.

The maximum number of shares of stock allowable for issuance under the Amended Plan is 5,000,000 shares of common stock. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. In 2013, (5,000) options were canceled, (100,000) expired, and 430,000 options were granted. The number of securities remaining available for future issuance under the Amended Plan was 105,500 at December 31, 2013. See the Company's option table for further detail.

During the years ended December 31, 2013 and 2012, the Company recognized employee non-cash compensation expense of $596,349 and $810,285, respectively, related to the issuance of stock options by the Company and EuroSite. At December 31, 2013, the total compensation cost related to unvested stock option awards, including EuroSite Power, not yet recognized is $740,221. This amount will be recognized over the weighted average period of 3 years.

In 2012, the Company granted 300,000 nonqualified options to purchase shares of its common stock to two directors and 42,000 to five employees at prices ranging between $1.60 and $2.79 per share. Those options have a vesting schedule of 4 years and expire in 5 years. The fair value of all options issued in 2012 was $456,392, with a weighted average grant date fair value of $1.33 per option.

In 2013, the Company issued 80,000 nonqualified stock options to one director and 350,000 nonqualified stock options to two employees at prices ranging between $1.54 and $1.67 per share. *150,000 of those options have a vesting schedule of 4 years and expire in 5 years. 280,000 of those options have vesting schedule of 4 years and expire in 10 years. The fair value of all options issued in 2013 was $368,044, with a weighted average grant date fair value of $0.86 per option.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2013	2012
Stock options and restricted stock awards
Expected life	5 years	5 years
Risk-free interest rate	1.75%	0.74%
Expected volatility	60.30%	72.80%

AMERICAN DG ENERGY INC.

Stock option activity for the years ended December 31, 2013 and 2012 was as follows:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2011	2,008,375	$1.15	4.87 years	$1,055,319
Granted	342,000	2.39
Exercised	(277,625)	0.72
Canceled	(11,250)	2.64
Expired	—	—
Outstanding, December 31, 2012	2,061,500	$1.40	4.32 years	$2,151,585
Exercisable, December 31, 2012	1,047,250	$1.09		$1,366,918
Vested and expected to vest, December 31, 2012	2,061,500	$1.40		$2,151,585

Outstanding, December 31, 2012	2,061,500	$1.40	4.32 years	$2,151,585
Granted	430,000	1.59
Exercised	—	—
Canceled	(5,000)	1.40
Expired	(100,000)	0.07
Outstanding, December 31, 2013	2,386,500	$1.49	4.13 years	$1,092,550
Exercisable, December 31, 2013	1,241,750	$1.36		$753,550
Vested and expected to vest, December 31, 2013	2,386,500	$1.49		$1,092,550

The aggregate intrinsic value of options outstanding as of December 31, 2013 is calculated as the difference between the exercise price of the underlying options and the price of the Company’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

The Company did not make any restricted stock grants to employees in 2013 or 2012. The Company has no restricted stock outstanding in 2013 and 2012.

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

Stock options vest based upon the terms within the individual option grants, usually over a four year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in EuroSite Power’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 475,000 at December 31, 2013.

On March 20, 2013, EuroSite Power granted to a director options to purchase 100,000 shares of Common Stock, to a consultant options to purchase 50,000 shares of Common Stock, and to six employees options to purchase 88,000 shares of common stock. Those options have a vesting schedule of 4 years and expire in 10 years.

On October 15, 2013, EuroSite Power granted to its Chief Financial Officer 200,000 shares of common stock. Those options having a vesting schedule of 4 years and expire in 10 years.

At December 31, 2013, EuroSite Power had 4,025,000 options outstanding and recognized employee non-cash compensation expense of $238,404 related to the issuance of those stock options. For the year ended December 31, 2013 the total compensation cost related to unvested stock option awards not yet recognized was $220,936. This amount will be recognized over the weighted average period of 2.94 years.

AMERICAN DG ENERGY INC.

Stock option activity for the years ended December 31, 2013 and 2012 was as follows:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2011	3,600,000	$0.90	9.34 years	$—
Granted	—	—
Exercised	—	—
Canceled	(10,000)	0.90
Expired	—	—
Outstanding, December 31, 2012	3,590,000	$0.90	8.34 years	$359,000
Exercisable, December 31, 2012	897,500	$0.90		$89,750
Vested and expected to vest, December 31, 2012	3,590,000	$0.90		$359,000

Outstanding, December 31, 2012	3,590,000	$0.90	8.34 years	$359,000
Granted	438,000	0.67
Exercised	—	—
Canceled	(3,000)	0.90
Expired	—	—	—	—
Outstanding, December 31, 2013	4,025,000	$0.87	7.58 years	$74,000
Exercisable, December 31, 2013	1,795,000	$0.90		$—
Vested and expected to vest, December 31, 2013	4,025,000	$0.87		$74,000

The aggregate intrinsic value of options outstanding as of December 31, 2013 is calculated as the difference between the exercise price of the underlying options and the price of EuroSite Power’s Common Stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

Note 6 – Warrant liability

In connection with a subscription agreement that the Company entered into on December 9, 2010, the Company issued warrants for the purchase of 500,000 shares of its common stock. The warrants have an exercise price of $3.25 and are exercisable for five years, commencing six months after the closing of the offering and expire on December 14, 2015.

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

Note 7 — Employee benefit plan:

The Company has a defined contribution retirement plan, or the Retirement Plan, which qualifies under Section 401(k) of the Internal Revenue Code, or the IRC. Under the Retirement Plan, employees meeting certain requirements may elect to contribute a percentage of their salary up to the maximum allowed by the IRC. The Company matches a variable amount

AMERICAN DG ENERGY INC.

based on participant contributions up to a maximum of 4.50% of each participant’s salary. The Company contributed $53,697 and $56,034 to the Retirement Plan for the years ended December 31, 2013 and 2012, respectively.

Note 8 — Related parties

Eurosite Power, Tecogen, Ilios Inc., or Ilios, GlenRose Instruments Inc., or GlenRose Instruments, Pharos LLC, or Pharos, and Levitronix Technologies LLC, or Levitronix are affiliated companies by virtue of common ownership.

The Company purchases the majority of its cogeneration units from Tecogen, an affiliate Company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the Company and the Company leases office space from Tecogen. These costs were reimbursed by the Company. Tecogen has a sublease agreement for the office building, which expired on March 31, 2014. The process of extending the sublease is ongoing.

In July 2012, the Company entered into a Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the Company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the current amendment to the Agreement, Tecogen provides the Company with office space and utilities at a monthly rate of $6,495.

The Company has granted Tecogen sales representation rights to its On-Site Utility energy service in California. During the year ended December 31, 2013, the Company received $0 from Tecogen as a commission from the sale of equipment.

On July 1, 2013 the Company entered into an Amendment to the Facilities, Support Services and Business Agreement, or the Amendment, with Tecogen. The Amendment renews the term of the Facilities, Support Services and Business Agreement between the Company and Tecogen for a one year period, beginning on July 1, 2013. T The Amendment also increases the space provided to the Company by Tecogen from approximately 3,071 square feet to 3,282 square feet and from six offices to nine offices. Under the Amendment, the amount that the Company will pay Tecogen for the space and services that Tecogen provides under the Agreement increased to $6,495 per month. The Amendment further clarifies that the total sales thresholds for volume discounts are to be met during a calendar year and that the Company's representation rights may be terminated by either the Company or Tecogen upon 60 days' notice, without cause.
On November 12, 2013, the Company entered into the Second Amendment to the Facilities, Support Services and Business Agreement, or the Second  Amendment. The Second Amendment modifies the exclusivity arrangement of the Facilities, Support Services and Business Agreement between the Company and Tecogen to state that in New England States the Company shall have the right to purchase Cogeneration products directly from Tecogen as described in the agreement so long as the Company intended use is it to retain long-term ownership of the Cogeneration product and utilize it for the production and sale of electricity and thermal energy. Tecogen will not sell its products to parties for which the intended use is to earn revenue from metered energy to third parties (i.e., ADG Energy “On-Site Utility” energy projects) other than the Company. In cases where the Company has the opportunity to sell Cogeneration products to an unaffiliated party in the New England States and where Tecogen has no other appointed representation in that specific region, the Company may buy/resell the Cogeneration product as specified under the terms of this agreement. If, however, Tecogen has appointed a local exclusive representative in that specific New England region, ADG Energy will defer to the local representative for pricing and other specific details for working cooperatively.

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

On November 12, 2013, the Company entered into the First Amendment to the Sales Representative Agreement with Ilios Inc. The Amendment allows Ilios to appoint sales representatives in the European Union (EU) in addition to the Company. For nations of the EU the company has the right under this agreement to purchase Ilios products directly from Ilios at a stipulated price so long as the Company intends use is to retain long-term ownership of the Ilios product and utilize it for the production and sale of thermal energy (i.e., ADG Energy/EuroSite Power “On-Site Utility” energy projects). Ilios will not sell its products to parties for which the intended use is to earn revenue from metered energy to third parties (i.e., ADG Energy/EuroSite Power “On-Site Utility” energy projects) other than the Company. In cases where the Company has the opportunity to sell Ilios product to an unaffiliated party in the EU and where Ilios has no other appointed representation in

AMERICAN DG ENERGY INC.

that specific region, the Company may buy/resell the Ilios product as specified under the terms of this contact. If, however, Ilios has appointed a local exclusive representative in that specific EU region, the Company will defer to the local representative for pricing and other specific details for working cooperatively.

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

On May 24, 2013, at the request of all holders of the Company’s Senior Unsecured Convertible Debentures, due 2018, the Company modified through a fourth amendment the terms of the interest payment due to the holders. Under the terms of the fourth amendment, the holders agreed to receive semi-annual interest payments on May 25th and November 25th in shares of the Company's common stock instead of cash for 2012, 2013 and 2014, provided that the Company's shares are listed on a National Securities Exchange. Under the terms of this amendment, for the May semi-annual interest payment, the Company will use the April average daily closing price of the Common Stock in order to determine the conversion price and

AMERICAN DG ENERGY INC.

for the November semi-annual interest payment the Company will use the October average daily closing price of the Common Stock in order to determine the conversion price. All other terms and conditions of the Debentures, including interest rate and maturity date remained the same.

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

On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock (“special dividend”). The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction, the Company issued to its stockholders an aggregate of *4,880,679 shares of EuroSite Power common stock that it owns. The EuroSite Power shares distributed pursuant to the special dividend will not be restricted securities in the hands of shareholders who are not affiliates of American DG Energy or EuroSite Power. Affiliates may sell the securities only after a 6 month holding period pursuant to the provisions of the SEC's Rule 144.

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

On November 25, 2013, the total interest due to the debenture holders was $582,000 and in connection with the amendment the Company issued to the debenture holders 377,391 shares of common stock at $1.54 per share which was the average price of the Company's common stock during the month of April. In connection with this transaction, the Company recorded an additional charge of $59,562 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2013.

On June 14, 2013, the Company, entered into a subscription agreement with EuroSite Power Inc., or EuroSite Power, the Company's majority owned subsidiary, for $1,100,000 of EuroSite Power's 4% Senior Unsecured Convertible Notes Due 2015, or the Notes, as part of EuroSite Power's $4,000,000 aggregate principal amount private placement of the Notes. In connection with the Company's subscription for the Notes, the Company exchanged a promissory note in the principal amount of $1,100,000, originally issued on February 26, 2013, or the Notes, for a like principal amount of the Notes and received cash for any accrued but unpaid interest on the Note.

Included among the investors subscribing for the Notes are: Bruno Meier, a director of EuroSite Power, in the amount of $250,000; Joan Giacinti, a director of EuroSite Power, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of the Company, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both the Company and EuroSite Power, in the amount of $300,000; Perastra Management S.A., an investor in the Company and EuroSite Power, in the amount of $1,500,000; and Yves Micheli, an investor in EuroSite Power, in the amount of $300,000.

The holders of the Notes, or the Holders, are subject to and entitled to the benefits of the 4% Senior Convertible Notes Due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes will mature on June 14, 2015 and will accrue interest at the rate of 4% per annum payable in cash on a semi-annual basis. At a Holder's option, the Holder's Note may be converted into shares of the EuroSite Power's common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Holders will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Note for an additional 3 years with an automatic decrease in interest rate to 3% per annum; or exchange the Note for a new non-convertible note with a 3 year maturity and a 6% per annum interest rate; no accrued interest will be lost

AMERICAN DG ENERGY INC.

on such exchange. The Notes are guaranteed on a subordinated basis by the Company. The Noteholders Agreement provides for customary events of default by EuroSite Power, including failure to pay interest within ten days of becoming due, failure to pay principal when due, failure to comply provisions of the Notes or the Noteholders Agreement, subject to cure, and certain events of bankruptcy or insolvency. The Company is a party to the Noteholders Agreement as both a Holder and as the guarantor of the Notes.

The Holders are entitled to the benefits of a registration rights agreement dated June 14, 2013 by and among EuroSite Power and the Holders, or the Registration Rights Agreement. The Registration Rights Agreement provides for demand registration rights, such that upon the demand of 30% of the holders of Registrable Securities, as defined in the Registration Rights Agreement and subject to certain conditions (including that EuroSite Power is eligible to use a Form S-3 registration statement and that such holders anticipate an aggregate offering price, net of selling expenses, of at least $250,000), EuroSite Power will file a Form S-3 registration statement covering the Registrable Securities requested to be included in such registration, subject to adjustment.

The Company guarantees, or the Guarantees, the Notes on a subordinated basis. Among other things, the Guarantees provide that, in the event of EuroSite Power's failure to pay principal or interest on a Note, the Holder of such Note, on the terms and conditions set forth in the Noteholders Agreement, may proceed directly against the Company, as guarantor, to enforce the Guarantee without first proceeding against EuroSite Power. The Company, as guarantor, shall be subrogated to all rights of the Holders of the Notes against EuroSite Power in respect of any amounts paid to a Holder by the Company on account of such Note pursuant to the provisions of the Guarantee and the Noteholders Agreement; provided, however, that the Company is not entitled to enforce, or to receive any payments based upon, such right of subrogation until the principal and interest on all of the Notes is paid in full. The Guarantees are subordinate and subject in right of payment to the prior payment in full of all Senior Guarantor Indebtedness, as such term is defined in the Noteholders Agreement, of the Company. In February 2014, the Notes were exchanged for new Notes with different terms. Please see "Note 12 - Subsequent events" for further detail.

On September 27, 2013, Anthony S. Loumidis resigned, effective September 30, 2013, from his positions as Chief Financial Officer, Secretary and Treasurer of American DG Energy Inc., or the Company, and any other positions he may have had with the Company and the Company’s majority owned subsidiary EuroSite Power Inc. Mr. Loumidis resigned in order to pursue other professional opportunities. Mr. Loumidis’s resignation was not a result of any disagreement with the Company or the Company’s Board of Directors. On September 27, 2013, Mr. Loumidis entered into a consulting agreement with the Company pursuant to which Mr. Loumidis will act as a consultant and financial advisor to the Company.

In March 2013 the Company provided Tecogen, a related party, funds as prepayment for equipment purchases and services to be delivered or performed in 2013. The Company received a 6.0% per annum discount on deposit balances towards future purchases.

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

Level 2 — Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. The Company considers its convertible debentures a level 2 liability and believes that its carrying value approximates fair value.

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. As of December 31, 2013, the Company has classified the warrants with put and call rights as Level 3 (see “Note

AMERICAN DG ENERGY INC.

6 – Warrant liability”). The Company estimated that the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 57.0%, risk free interest rate of 2.08%, expected life of five years and no dividends. The Company estimated that the fair value of the warrants at December 31, 2013 using this same model with the following average assumptions assigned to the varying outcomes: expected volatility of 62.1%, risk free interest rates of 1.17%, expected lives of 1.96 and no dividends. As of December 31, 2013, the financial liabilities held by the Company and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $132,265. The following table summarizes the activity for the period:

Warrant Liabilities
Fair value at December 31, 2012	$389,454
Fair value adjustment at December 31, 2013	(257,189)
Fair value at December 31, 2013	$132,265

Note 10 — Income taxes:

A reconciliation of federal statutory income tax provision to the Company’s actual provision for the years ended December 31, 2013 and 2012, respectively, are as follows:

	2013	2012
Benefit at federal statutory tax rate	$(1,647,000)	$(2,118,000)
Foreign rate differential	141,330	122,076
Unbenefited operating losses	1,505,670	1,995,924
Provision for income taxes	13,450	24,550
Income tax provision	$13,450	$24,550

The components of net deferred tax assets recognized in the accompanying balance sheets at December 31, 2013 and 2012, respectively, are as follows:

	2013	2012
Net operating loss carryforwards	$9,902,000	$8,863,000
Accrued expenses and other	200,000	142,000
Stock compensation	1,014,000	745,000
Depreciation	(516,000)	(661,000)
	10,600,000	9,089,000
Valuation allowance	(10,600,000)	(9,089,000)
Net deferred tax asset	$—	$—

As of December 31, 2013, the Company has federal and state loss carryforwards of approximately $25,191,000 and $20,514,000, respectively, which may be used to offset future federal and state taxable income, expiring at various dates through 2033. Included in these net operating losses is $1,353,000 of excess stock compensation deductions, related to the amount of tax deductions on restricted stock, in excess of book compensation expense. As of December 31, 2013, the Company also has foreign loss carryforwards of approximately $2,635,000 which may be used to offset future foreign taxable income. Management has determined that it is more likely than not that the Company will not recognize the benefits of the federal and state deferred tax assets and as a result has recorded a valuation allowance against the entire net deferred tax asset. If the Company should generate sustained future taxable income, against which these tax attributes may be recognized, some portion or all of the valuation allowance would be reversed.

The Company adopted accounting for uncertain tax positions effective January 1, 2007. The adoption of this statement had no effect on the Company’s financial position. The Company has no uncertain tax positions as of either the date of the adoption, or as of December 31, 2013.

In 2013, the Company received $285,718 in grants and awards, of which $96,818 were grant awards from the US Treasury Department, or Treasury, under the 1603 Treasury program of the 2009 American Recovery and Reinvestment Act, or the Act. The Act authorizes the Treasury to make payments to eligible persons who place in service qualifying renewable energy property. The grants are paid in lieu of investment tax credits. All of the proceeds from the grants were used and

AMERICAN DG ENERGY INC.

recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as specified energy property within five years from the date the property was placed in service, then the prorated portion of the 1603 Treasury program payments must be repaid. For tax purposes, the 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received.

The Company's federal and state net operating losses could be limited to the extent that there are significant changes in ownership of the Company's stock. The company has not assessed the impacts of these limitations on its tax attributes.

Note 11 — Commitments and contingencies:

In July 2012, the Company entered into the Agreement with Tecogen to provide the Company with certain office and business support services for a period of one year, renewable annually by mutual agreement. The Company also shares personnel support services with Tecogen. The Company is allocated its share of the cost of the personnel support services based upon the amount of time spent by such support personnel while working on the Company’s behalf. To the extent Tecogen is able to do so under its current plans and policies, Tecogen includes the Company and its employees in several of its insurance and benefit programs. The costs of these programs are charged to the Company on an actual cost basis. Under this agreement, the Company receives pricing based on a volume discount if it purchases cogeneration and chiller products from Tecogen. For certain sites, the Company hires Tecogen to service its Tecogen chiller and cogeneration products.

On July 1, 2013 the Company entered into an Amendment to the Facilities, Support Services and Business Agreement, or the Amendment, with Tecogen. The Amendment renews the term of the Facilities, Support Services and Business Agreement between the Company and Tecogen for a one year period, beginning on July 1, 2013. The Amendment also increases the space provided to the Company by Tecogen from approximately 3,071 square feet to 3,282 square feet and from six offices to nine offices. Under the Amendment, the amount that the Company will pay Tecogen for the space and services that Tecogen provides under the Agreement increased to $6,495 per month. The Amendment further clarifies that the total sales thresholds for volume discounts are to be met during a calendar year and that the Company's representation rights may be terminated by either the Company or Tecogen upon 60 days' notice, without cause.
In May 2012, the Company and an energy customer settled contractual claims without admission of liability by either party. As a result of this settlement, the equipment was removed from the site at a cost of $100,500 and the movement of the equipment resulted in an additional charge of $237,968 (included in the depreciation expense) in the second quarter of 2012. In addition, the Company, in the ordinary course of business is involved in various legal matters, the outcomes of which are not expected to have a material impact on the financial statements.

Note 12 — Subsequent events:

Note Exchange

On February 20, 2014, a note exchange agreement, or the Note Exchange Agreement, to which the Company, is a party was accepted by EuroSite Power Inc., or EuroSite Power, the Company’s majority owned subsidiary, pursuant to which the Company exchanged its 4% Senior Convertible Note Due 2015 in an aggregate principal amount of $1,100,000, originally issued on June 14, 2013, for a 4% Senior Convertible Note Due 2017 of like principal amount, or the New Notes. The exchange took place as part of EuroSite Power’s exchange of an aggregate principal amount of $4,000,000 of its 4% Senior Convertible Notes Due 2015, or the Notes, for a like principal amount of 4% Senior Convertible Notes Due 2017, or the New Notes. Accrued but unpaid interest on the Notes will be treated as accrued interest under the New Notes.

Included among the investors exchanging their Notes for New Notes are: Bruno Meier, a director of EuroSite Power, in the amount of $250,000; Prime World Inc., a company controlled by Joan Giacinti, a director of EuroSite Power, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of the Company, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both the Company and EuroSite Power, in the amount of $300,000; Perastra Management S.A., an investor in the Company and EuroSite Power, in the amount of $1,500,000; and Yves Micheli, an investor in EuroSite Power, in the amount of $300,000.

Noteholders Agreement

The holders of the Notes were subject to and entitled to the benefits of the Noteholders Agreement, and such agreement was amended by the Note Exchange Agreements. The Noteholders Agreement remains in effect as to the New Notes (including with respect to Registration Rights and Guarantees), except it has been amended to reflect the maturity of

AMERICAN DG ENERGY INC.

the New Notes as June 14, 2017; provide that the initial conversion rate of the New Notes is 1,667 shares of common stock per $1,000 principal amount of the New Notes, subject to adjustment; and eliminate the noteholders’ options to extend the Notes.

The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.