Form 10-Q
period 2014-03-31
AMERICAN DG ENERGY INC
filed 2014-05-15
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

Registrant’s Telephone Number, Including Area Code: (781) 522-6000
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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at May 15, 2014
Common Stock, $0.001 par value	49,817,920

AMERICAN DG ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING MARCH 31, 2014

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refer to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2014 and December 31, 2013 (unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,091,779	$9,804,291
Accounts receivable, net	1,347,127	988,420
Unbilled revenue	95,718	12,765
Due from related party	130,611	304,288
Inventory	1,937,979	2,246,335
Prepaid and other current assets	350,585	196,939
Total current assets	11,953,799	13,553,038
Property, plant and equipment, net	23,243,184	21,931,289
Accounts receivable, long-term	32,300	45,200
Other assets, long-term	32,019	54,768
TOTAL ASSETS	$35,261,302	$35,584,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,226,097	$871,079
Accrued expenses and other current liabilities	906,499	622,568
Due to related party	431,800	178,216
Total current liabilities	2,564,396	1,671,863
Long-term liabilities:
Convertible debentures	18,589,867	18,272,807
Convertible debentures due related parties	3,605,061	3,425,573
Warrant liability	198,378	132,265
Other long-term liabilities	12,474	15,876
Total liabilities	24,970,176	23,518,384
Stockholders’ equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,817,920 issued and outstanding at March 31, 2014 and December 31, 2013.	49,818	49,818
Additional paid-in capital	40,234,894	40,110,305
Accumulated deficit	(31,008,873)	(29,343,517)
Total American DG Energy Inc. stockholders’ equity	9,275,839	10,816,606
Noncontrolling interest	1,015,287	1,249,305
Total stockholders’ equity	10,291,126	12,065,911
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,261,302	$35,584,295

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014 and March 31, 2013

	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Revenues
Energy revenues	$2,396,281	$2,014,437
Turnkey & other revenues	131,519	44,875
	2,527,800	2,059,312
Cost of sales
Fuel, maintenance and installation	1,707,646	1,383,783
Depreciation expense	481,564	327,688
	2,189,210	1,711,471
Gross profit	338,590	347,841
Operating expenses
General and administrative	773,960	638,425
Selling	261,116	412,798
Engineering	263,771	288,568
	1,298,847	1,339,791
Loss from operations	(960,257)	(991,950)

Other income (expense), net
Interest and other income	14,984	24,144
Interest expense	(354,503)	(298,809)
Loss on extinguishment of debt	(533,177)	—
Change in fair value of warrant liability	(66,113)	110,819
	(938,809)	(163,846)

Loss before provision for income taxes	(1,899,066)	(1,155,796)
(Provision) benefit for income taxes	(6,940)	(34,584)
Consolidated net loss	(1,906,006)	(1,190,380)
Loss attributable to the noncontrolling interest	240,650	21,329
Net loss attributable to American DG Energy Inc.	$(1,665,356)	$(1,169,051)

Net loss per share - basic and diluted	$(0.03)	$(0.02)
Weighted average shares outstanding - basic and diluted	49,817,920	48,490,733

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and March 31, 2013

	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,665,356)	$(1,169,051)
Income (loss) attributable to noncontrolling interest	(240,650)	(21,329)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	511,981	339,653
Loss on extinguishment of debt	533,177	—
Provision for losses on accounts receivable	—	60,101
Amortization of deferred financing costs	4,830	2,556
Amortization of convertible debt premium	20,948	—
Increase (decrease) in fair value of warrant liability	66,113	(110,819)
Stock-based compensation	138,628	136,688
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	(428,760)	(436,719)
Due from related party	173,677	(825,611)
Inventory	308,356	(128,931)
Prepaid and other current assets	(193,304)	(428,123)
Increase (decrease) in:
Accounts payable	355,018	737,296
Accrued expenses and other current liabilities	283,931	184,197
Due to related party	253,584	30,501
Other long-term liabilities	(3,402)	(3,402)
Net cash provided by (used in) operating activities	118,771	(1,632,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,817,875)	(2,114,787)
Net cash used in investing activities	(1,817,875)	(2,114,787)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of subsidiary common stock, net of cost	—	(4,558)
Principal payments on capital lease obligations	—	(841)
Distributions to noncontrolling interest	(13,408)	(69,158)
Net cash provided by financing activities	(13,408)	(74,557)

Net decrease in cash and cash equivalents	(1,712,512)	(3,822,337)
Cash and cash equivalents, beginning of the period	9,804,291	13,362,919
Cash and cash equivalents, end of the period	$8,091,779	$9,540,582

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending March 31, 2014

Note 1 – Description of business and summary of significant accounting policies:

Description of business

American DG Energy Inc., or the Company, we, our or us, distributes, owns, operates and maintains clean, on-site energy systems that produce electricity, hot water, heat and cooling. Our business model is to own the equipment that it installs at customers' facilities and to sell the energy produced by these systems to its customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the American DG Energy “On-Site Utility”.

Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or the Annual report, filed with the SEC. The Company’s operating results for the three month period ended March 31, 2014, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2014.

The accompanying consolidated financial statements include the accounts of the Company, its 51.0% joint venture, American DG New York, LLC, or ADGNY, and its 70.7% owned subsidiary EuroSite Power Inc., or EuroSite Power.

The Company owns 51.0% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the Company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the Company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the underlying energy projects. The economic ownership of the energy projects is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The Company follows the same calculation regarding available cash, and a cash distribution is made to the noncontrolling interest partner, Peter Westerhoff, each quarter. On the Company’s consolidated balance sheets, noncontrolling interest represents the partner’s investment in the entity, plus its share of after-tax profits less any cash distributions. The Company owned a controlling 51.0% legal interest and a 64.0% economic interest in ADGNY as of March 31, 2014.

In July 2010 the Company invested $45,000 in exchange for 45 million shares of EuroSite Power, which at the time was a newly established corporation. The investment gave the Company a controlling financial interest in EuroSite Power, whose business focus is to introduce the On-Site Utility solution into the European market. Also in July 2010, Nettlestone Enterprises Limited invested $5,000 in exchange for 5 million shares in EuroSite Power. During the year ended December 31, 2013, EuroSite Power raised approximately $1,250,000 in private placements by selling 1,250,000 shares of EuroSite Power common stock to accredited investors at $1.00 per share.

On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock. The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction the Company issued to its stockholders an aggregate of 4,880,679 shares of EuroSite Power common stock that it owned. As of March 31, 2014, American DG Energy owns a 70.7% interest in EuroSite Power and has consolidated EuroSite Power into its financial statements in accordance with GAAP.

AMERICAN DG ENERGY INC.

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

The Company has experienced total net losses since inception of approximately $31.0 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2015, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

In 2013, the Company raised $965,001 from private placements of common stock. In 2012, the Company raised $3,535,038, net of issuance costs, from private placements of common stock, $7,500 from issuance of warrants and $200,923 from exercise of stock options. If the Company is unable to raise additional capital in the future it may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems or to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements at March 31, 2014 and 2013, respectively.

Occasionally, the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company sells each deliverable to other customers on a stand-alone basis, the Company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the

AMERICAN DG ENERGY INC.

energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements at March 31, 2014 and 2013, respectively.

The Company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. At March 31, 2014 and 2013, the revenue recognized from demand response activity was $17,167 and $12,287, respectively. The Company treats demand response payments as an operating activity in the statements of cash flows.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. As of March 31, 2014, the Company had a balance of $7,091,779 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit.

Accounts Receivable

The Company maintains receivable balances primarily with customers located throughout New York and New Jersey. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Generally, such losses have been within management’s expectations. Bad debt is written off when identified. At March 31, 2014 and December 31, 2013, the allowance for doubtful accounts was $183,201 and $183,201, respectively.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of March 31, 2014 and December 31, 2013, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

The majority of the Company’s cogeneration unit purchases as of March 31, 2014 and December 31, 2013, were from one vendor (see “Note 8 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the Company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen Inc., or Tecogen. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

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

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. During the period ending March 31, 2014 and 2013, the amount of rebates applied to the cost of construction was $0 and $146,318, respectively.

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

See “Note 6 – Stock based compensation” for a summary of the restricted stock and stock option activity under the Company’s stock-based employee compensation plan for the periods ended March 31, 2014 and 2013, respectively.

Loss per Common Share

The Company computes basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price/conversion price is less than the average market price of its common stock for the period.

Other Comprehensive Net Loss

The comprehensive net loss for the period ended March 31, 2014 and December 31, 2013, does not differ from the reported loss.

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

Impact of New Accounting Pronouncements

Management does not believe that any recently issued accounting pronouncements, or issued but not yet effective accounting standards, if currently adopted would have a material effect on the accompanying financial statements.

Note 2 – Loss per common share:

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise/conversion price is less than the average market price of the common stock for the period. All shares issuable for all periods presented were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three months ended March 31, 2014 and 2013 respectively was as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Earnings per share
Loss available to stockholders	$(1,665,356)	$(1,169,051)

Weighted average shares outstanding - Basic and diluted	49,817,920	48,490,733
Basic and diluted loss per share	$(0.03)	$(0.02)

Shares underlying warrants outstanding	507,500	515,500
Shares underlying stock options outstanding	2,386,500	2,061,500
Shares underlying convertible debentures outstanding	9,194,313	8,818,182
	12,088,313	11,395,182

Note 3 – Convertible debentures:

ADGE Convertible Debentures

AMERICAN DG ENERGY INC.

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

On November 25, 2012, the total interest due to the debenture holders was $582,000 and in connection with the amendment the Company issued to the debenture holders 249,787 shares of common stock at $2.33 per share. In connection with this transaction, the Company recorded a reduction of $57,451 of non-cash interest expense, which was the difference between the average stock price and the fair market value on November 25, 2012.

On January 10, 2013, at the request of all holders of the Company’s Senior Unsecured Convertible Debentures, due 2018, the Company modified through a third amendment the terms of the interest payment due to the holders. Under the terms of the third amendment, the holders agreed to receive interest payments on an annual basis starting on November 25, 2013 (instead of semi-annual interest payments) and that the Company will use the average daily closing price of the Common Stock 10 business days before the interest payment due date in order to determine the conversion price. All other terms and conditions of the Debentures, including interest rate and maturity date remained the same.

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

AMERICAN DG ENERGY INC.

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

On November 25, 2013, the total interest due to the debenture holders was $582,000 and in connection with the amendment the Company issued to the debenture holders 377,391 shares of common stock at $1.54 per share which was the average price of the Company's common stock during the month of October. In connection with this transaction, the Company recorded an additional charge of $59,562 of non-cash interest expense, which was the difference between the average stock price and the fair market value on November 25, 2013.

At March 31, 2014, the Company had a balance of $20,000 due to John N. Hatsopoulos related to interest payable on his outstanding convertible debentures.

EuroSite Power Convertible Debentures

On February 26, 2013, EuroSite Power issued a promissory note in the amount of $1,100,000 to the Company, its parent. Under the terms of the agreement Eurosite Power was to pay interest at a rate of 6.0% per annum payable quarterly in arrears.

On June 14, 2013, EuroSite Power entered into subscription agreements with certain investors, including the Company, for a private placement of an aggregate principal amount of $4,000,000 of 4.0% Senior Unsecured Convertible Notes due on June 14, 2015, or the Notes. In connection with the private placement, the Company exchanged a promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013 for a like principal amount of the Notes and cash paid for any accrued but unpaid interest. Included among the investors subscribing for the Notes are: Bruno Meier, a director of EuroSite Power, in the amount of $250,000; Joan Giacinti, a director of the Company and EuroSite, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of the Company, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both EuroSite Power and the Company, in the amount of $300,000; Perastra Management S.A., an investor in the Company and EuroSite Power, in the amount of $1,500,000; and Yves Micheli, an investor in EuroSite Power, in the amount of $300,000.

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

EuroSite Power initially concluded that the term-extending option mentioned above was an embedded derivative with de minimis value but has subsequently concluded that it is not considered a derivative under ASC 815-Derivatives and Hedging because the term extending feature is considered clearly and closely related to the Notes. Thus, this feature was not required to be bifurcated and no other initial accounting was required. The term-extending option has subsequently been eliminated pursuant to the note exchange agreements discussed below.

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

                On February 20, 2014, EuroSite Power accepted certain separate note exchange agreements, or the Note Exchange Agreements, from the holders of its existing 4% Senior Convertible Notes Due 2015, originally issued on June 14, 2013, or the Notes, including the Company, pursuant to which EuroSite Power exchanged the Notes for like principal amounts of 4% Senior Convertible Notes Due 2017, or the New Notes, in an aggregate principal amount of $4,000,000. Accrued but unpaid interest on the Notes will be treated as accrued interest under the New Notes. Included among the investors exchanging their Notes for New Notes are: the Company, in the amount of $1,100,000; Bruno Meier, a director of EuroSite Power, in the amount of $250,000; Prime World Inc., a company controlled by Joan Giacinti, one of the Company's directors, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of the Company, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both EuroSite Power and the Company, in the amount of $300,000; Perastra Management S.A., an investor in the Company and EuroSite Power, in the amount of $1,500,000; Yves Micheli, an investor in EuroSite Power, in the amount of $300,000.

The effect of the Note Exchange agreement (a) extended the maturity date from June 14, 2015 to June 14, 2017, (b) adjusted the conversion price of the notes which changed from 1,000 shares of the Company’s Common Stock for each $1,000 of principal converted to 1,667 shares of the Company’s Common Stock for each $1,000 of principal converted, and (c) eliminated the Holders’ options to extend the Notes.  Management analyzed the impact of the Note Exchange Agreement and determined that the Notes and the New Notes were substantially different and, as a result, has recognized a loss on extinguishment of $713,577 to recognize the excess of the fair value of the New Notes that were issued in the exchange over the carrying value of the Notes surrendered, of which, the portion of $180,400 related to the Company's debenture loss on extinguishment was eliminated. As a result of the application of extinguishment accounting, EuroSite Power and the Company have recorded the New Debt at fair value as of the date of the exchange. Because fair value of the debt is $4,656,000 and the carrying value was $4,000,000, a premium of $656,000 was established by EuroSite Power. The Company's portion of the $656,000 premium is $180,400 which is eliminated in consolidation. The Company will apply the interest method of accounting to amortize the premium over the life of the New Note. The fair value of the New Notes was determined using a binomial lattice model.  The following table provides quantitative information used in the fair value measurement, including the assumptions for the significant unobservable inputs used in the binomial lattice model valuation:

AMERICAN DG ENERGY INC.

Notional amount	$4,000
Par amount	$1,000
Interest rate	4.0%
Conversion ratio	1,667
Conversion price, per share	$0.60
Stock price as of the valuation date	$0.51
Historical realized weekly volatility	87%
Risk free rate	0.9%
Discrete dividend payment rate	—%

Significant increases (decreases) in the significant unobservable inputs used in the fair value measurement of the New Notes would result in a significantly higher (lower) fair value measurement.

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

On August 28, 2013, after the closing of trading on the NYSE-MKT, the Company entered into a subscription agreement with Charles T. Maxwell, the Company's Chairman of the Board, or the Investor, selling to the Charles T. Maxwell IRA an aggregate of 300,000 shares of the Company's Common Stock, $.001 par value per share, or the Securities, at a purchase price of$1.55 per share for an aggregate purchase price of $465,000. Under this agreement, the Company was required at its own cost to file with the SEC a registration statement covering the resale of such shares. The proceeds of this private placement are being used to fund additional installations of the Company's On-Site Utility energy systems and for general corporate and working capital purposes. The Securities were offered and sold to the Investor in a private placement transaction made in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, or the Securities Act. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act. On January 9, 2014, the company registered the shares pursuant Rule 424(b)(3).

On September 4, 2013, after the closing of trading on the NYSE-MKT, the Company, entered into a subscription agreement with Frost Gamma Investments Trust, or the Trust, an accredited investor, by selling to the Trust an aggregate of 333,334 shares of the Company's common stock at a per share price of $1.50 for an aggregate purchase price of $500,001. Under this agreement, the Company was required at its own cost to file with the SEC a registration statement covering the resale of such shares. The proceeds of this private placement will be used to fund additional installations of the Company's On-Site Utility energy systems and for general corporate and working capital purposes. The Securities were offered and sold to the Investor in a private placement transaction made in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, or the Securities Act. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act. On January 9, 2014, the company registered the shares pursuant Rule 424(b)(3).

For disclosure regarding the Company's and EuroSite Power's convertible debentures, please see “Note 3 – Convertible debenture”.

Note 5 – Warrants:

AMERICAN DG ENERGY INC.

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

At March 31, 2014, the Company had 507,500 warrants outstanding including 500,000 warrants at an exercise price of $3.25 per share that expire on December 14, 2015 (see “Note 7 – Warrant liability” and “Note 10 – Fair value measurements”) and 7,500 warrants at an exercise price of $2.69 per share that expire on January 15, 2016. Warrant activity for the period ended March 31, 2014 was as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2013	507,500	$3.24
Granted	—	—
Exercised	—	—
Expired		—
Unvested, March 31, 2014	507,500	$3.24

Note 6 – Stock-based compensation:

Stock Based Compensation - American DG Energy

The Company has adopted the 2005 Stock Incentive Plan, or the Plan, under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. Under the Plan, the Board may delegate the ability to grant stock options to non-executives and non-directors.

On December 3, 2013, the Board voted unanimously, pending shareholder approval, to amend the plan by increasing the number of options available under the Plan from 5,000,000 to 8,000,000.

Stock options under the Plan vest based upon the terms within the individual option grants, usually over a two-or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. In the three months ended March 31, 2014, no options were canceled. The number of options remaining available for future issuance under the Amended Plan was 105,500 at March 31, 2014. See the Company's option table for further detail.

Stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $138,628 and $136,688 respectively. At March 31, 2014, the total compensation cost related to stock option awards not yet recognized is $463,995. This amount will be recognized over the weighted average period of 2.1 years. Stock option activity for the three months ended March 31, 2014 was as follows:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	2,386,500	$1.49	4.13 years	$1,092,550
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31, 2014	2,386,500	$1.49	3.88 years	$1,632,205
Exercisable, March 31, 2014	973,750	$1.37		$893,588
Vested and expected to vest, March 31, 2014	2,386,500	$1.49		$1,632,205

Stock Based Compensation - EuroSite Power

AMERICAN DG ENERGY INC.

In January 2011, the Company’s subsidiary EuroSite Power, adopted the 2011 Stock Incentive Plan, or the Stock Plan. The aggregate number of shares of common stock which may be issued pursuant to this Stock Plan is 3,000,000 shares.

On June 13, 2011, the board unanimously amended the Stock Plan, subject to shareholder approval, to increase the reserved shares of common stock issuable under the Stock Plan from 3,000,000 to 4,500,000, or the Amended Plan. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. At March 31, 2014, EuroSite Power had 4,025,000 options outstanding, with 1,653,750 unvested stock options outstanding representing $173,500 of unrecognized compensation expense which will be taken over the next 1.7 years.

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

The warrants contain both a right to obtain stock upon exercise, or a Call, and a right to settle the warrants for cash upon the occurrence of certain events, or a Put. Generally, the Put provisions allow the warrant holders liquidity protection; the right to receive cash equal to the value of the remaining unexercised portion of the warrants in certain situations where the holders would not have a means of readily selling the shares issuable upon exercise of the warrants (e.g., where there would no longer be a significant public market for the Company’s common stock). Specifically, the Put rights would be triggered upon the occurrence of a Fundamental Transaction, as defined in the agreement. Pursuant to the agreement, in the case of a Fundamental Transaction the warrant holders would receive a cash settlement in an amount equal to the value obtained by using the Black-Scholes Option Pricing Model obtained from the “OV” function on Bloomberg L.P. using (i) a price per share of common stock equal to the Volume-Weighted Average Price of the common stock for the Trading Day immediately preceding the date of consummation of the applicable Fundamental Transaction, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of this Warrant as of the date of consummation of the applicable Fundamental Transaction and (iii) an expected volatility equal to the lesser of (1)the thirty day volatility obtained from the “HVT” function on Bloomberg L.P. determined as of the end of the Trading Day immediately following the public announcement of the applicable Fundamental Transaction or (2) 70%. These warrants are classified as liabilities pursuant to the FASB guidance contained in ASC 480. Changes in the fair value of the warrant liabilities are recorded in the accompanying consolidated statements of operations (see “Note 10 – Fair value measurements”).

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

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos' brother, who holds 13.6% of the Company's common stock is also: a) a director of Tecogen and holds 23.5% of that company's common stock; (b) an investor in Ilios and holds 3.1% of that company's common stock; and (c) an investor of GlenRose Instruments and holds 15.7% of that company's common stock.

The Company purchases the majority of its cogeneration units from Tecogen, an affiliate Company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the Company and the Company leases office space from Tecogen. These costs were reimbursed by the Company.

AMERICAN DG ENERGY INC.

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

On November 12, 2013, the Company entered into the Second Amendment to the Facilities, Support Services and Business Agreement, or the Second Amendment. The Second Amendment modifies the exclusivity arrangement of the Facilities, Support Services and Business Agreement between the Company and Tecogen to state that in New England States the Company shall have the right to purchase Cogeneration products directly from Tecogen as described in the agreement so long as the Company intendeds to retain long-term ownership of the Cogeneration product and utilize it for the production and sale of electricity and thermal energy. Tecogen will not sell its products to parties for which the intended use is to earn revenue from metered energy to third parties (i.e., ADG Energy “On-Site Utility” energy projects) other than the Company. In cases where the Company has the opportunity to sell Cogeneration products to an unaffiliated party in the New England States and where Tecogen has no other appointed representation in that specific region, the Company may buy/resell the Cogeneration product as specified under the terms of this agreement. If, however, Tecogen has appointed a local exclusive representative in that specific New England region, ADG Energy will defer to the local representative for pricing and other specific details for working cooperatively.

During the three month period ended March 31, 2014 and March 31, 2013 , the Company received $0 from Tecogen as a commission from the sale of equipment.

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

On November 12, 2013, the Company entered into the First Amendment to the Sales Representative Agreement with Ilios. The Amendment allows Ilios to appoint sales representatives in the European Union (EU) in addition to the Company. For nations of the EU the company has the right under this agreement to purchase Ilios products directly from Ilios at a stipulated price so long as the Company intends use is to retain long-term ownership of the Ilios product and utilize it for the production and sale of thermal energy (i.e., ADG Energy/EuroSite Power “On-Site Utility” energy projects). Ilios will not sell its products to parties for which the intended use is to earn revenue from metered energy to third parties (i.e., ADG Energy/EuroSite Power “On-Site Utility” energy projects) other than the Company. In cases where the Company has the opportunity to sell Ilios product to an unaffiliated party in the EU and where Ilios has no other appointed representation in that specific region, the Company may buy/resell the Ilios product as specified under the terms of this contact. If, however, Ilios has appointed a local exclusive representative in that specific EU region, the Company will defer to the local representative for pricing and other specific details for working cooperatively.

Regarding equity and debt transactions with related parties, please see “Note 2-Convertible Debentures” and “Note 4-Common Stock”.

On January 6, 2012, the Company loaned Peter Westerhoff, the noncontrolling interest partner in ADGNY, $15,655 by signing a five month loan agreement earning interest at 12.0% per annum. As of the date of this report, the loan has been paid off and the noncontrolling interest partner has no amount outstanding with the Company.

During the three months ended March 31, 2014 and 2013, the Company purchased from Tecogen cogeneration and chiller systems, parts and service for a total of $496,300 and $585,012, respectively.

AMERICAN DG ENERGY INC.

In March 2013 the Company provided Tecogen, a related party, funds as prepayment for equipment purchases and services to be delivered or performed in 2013. The Company will receive a 6.0% per annum discount on deposit balances towards future purchases. As of March 31, 2014 the principal balance on this prepayment was $114,252 and is included in the "Due from related party" line item in the accompanying condensed consolidated balance sheet.

Note 9 – Commitments and contingencies:

The company has certain commitments through its agreements with Tecogen, Ilios, and other related parties. Please see "Note 8-Related parties" for more detail.

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. As of March 31, 2014, the Company has classified 500,000 warrants with an exercise price of $3.25 per share that contain put and call rights as Level 3 (see “Note 7 – Warrant liability”). The Company records the fair value of the warrant liability on a recurring basis and estimates the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 60.7%, risk free interest rate of 2.08%, expected life of five years and no dividends. The Company estimated that the fair value of the warrants at March 31, 2014, using this same model with the following average assumptions assigned to the varying outcomes: expected volatility of 67.2%, risk free interest rates of 1.64%, expected lives of 1.71 years and no dividends. The fair value measurement of the warrant liability is particularly sensitive to the price and volatility of the Company's common stock. As of March 31, 2014, the financial liabilities held by the Company and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $198,378.

The following table summarizes the activity for the period:

Warrant Liabilities
Fair value at December 31, 2013	$132,265
Fair value adjustment at March 31, 2014	66,113
Fair value at March 31, 2014	$198,378

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, convertible debentures and amounts due to/from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and amounts due to/from related parties approximate their fair values based on their short-term nature. The carrying value of the convertible debentures on the balance sheet at March 31, 2014 approximates fair value (see "Note 3 - Convertible debentures").

Note 11 – Subsequent events:

AMERICAN DG ENERGY INC.

On March 31, 2014, Jesse T. Herrick amended and restated the terms of his February 18, 2014 resignation letter to the Company. Pursuant to such amended and restated resignation letter, Mr. Herrick’s resignation from his positions as Chief Financial Officer, Secretary and Treasurer of the Company, and any other positions he may have had with the Company and became effective April 11, 2014.

On April 15, 2014, EuroSite Power, entered into a subscription agreement with a European investor for the sale of a $300,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 15, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the EuroSite Power common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

On April 24, 2014, EuroSite Power entered into a subscription agreement with a European investor for the sale of a $300,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 24, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of Eurosite Power common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

On April 24, 2014, EuroSite Power entered into a subscription agreement with John N. Hatsopoulos, the chairman of the Company's Board of Directors, for the sale of a $300,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 24, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of Eurosite Power common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

These securities were offered and sold to the Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investors are accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On April 24, 2014, the Board of Directors of American DG Energy Inc. (the "Company"), appointed Mr. Gabriel Parmese, age 54, the Company's Chief Financial Officer, Secretary, and Treasurer effective May 7, 2014.

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

AMERICAN DG ENERGY INC.

First Quarter 2014 Compared to First Quarter 2013.

Revenues

Revenues in the first quarter of 2014 were $2,527,800 compared to $2,059,312 for the same period in 2013, an increase of $468,488 or 22.7%. The increase in revenues was primarily due to increase in installed operating systems and greater output of our existing energy systems during the first quarter of 2014 compared to the same period in 2013, as well as an increase in our turnkey and other revenue. Our On-Site Utility energy revenue in the first quarter of 2014 was $2,396,281 compared to $2,014,437 for the same period in 2013, an increase of $381,844 or 19.0%. Our turnkey and other revenue in the first quarter of 2014 increased to $131,519 compared to $44,875 for the same period in 2013, an increase of $86,644 or 193.1%. During the first quarter of 2014, in addition to our On-Site Utility energy revenue, the Company performed billable services and recorded revenue primarily from the sale of energy feasibility studies. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the first quarter of 2014, the Company operated 119 energy systems, representing 30,241,539 kWh of total energy sold, compared to 98 energy systems, representing 28,101,008 kWh of installed electricity plus thermal energy for the same period in 2013, or an increase of 7.6%. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational and the company typically sells energy in the form of electricity, heat, hot water and cooling.

Cost of Sales

Cost of sales, including depreciation, in the first quarter of 2014 were $2,189,210 compared to $1,711,471 for the same period in 2013, an increase of $477,739 or 27.9%. Included in the cost of sales was depreciation expense of $481,564 in the first quarter of 2014, compared to $327,688 for the same period in 2013. The cost of fuel, maintenance and installation was $1,707,646 in the first quarter of 2014, compared to $1,383,783 for the same period in 2013, an increase of $323,863 or 23.4% which is in line with the 22.7% increase in revenue.

During the first quarter of 2014, our gross margins were 13.4% compared to 16.9% for the same period in 2013, principally due to an increase in depreciation. Our On-Site Utility energy margins excluding depreciation were at 30.9% in the first quarter of 2014, compared to 31.3% for the same period in 2013.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first quarter of 2014 were $773,960 compared to $638,425 for the same period in 2013, an increase of $135,535 or 21.2%. The increase was primarily due to the increased accounting service fees.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the first quarter of 2014 were $261,116 compared to $412,798 for the same period in 2013, a decrease of $151,682 or 36.7%. The decrease was primarily due to the reduction in advertising and marketing costs associated with EuroSite Power payroll and professional services.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first quarter of 2014 were $263,771 compared to $288,568 for the same period in 2013, a decrease of $24,797. The decrease was due payroll reductions.

Loss from Operations

The loss from operations in the first quarter of 2014 was $960,257 compared to a loss of $991,950 for the same period in 2013, a decrease of $31,693 or 3.2%. The decrease in the operating loss was due to better cost controls at the parent

AMERICAN DG ENERGY INC.

and subsidiary companies. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $138,628 in the first quarter of 2014, compared to $136,688 for the same period in 2013.

Other Income (Expense), Net

Our other expense, net, in the first quarter of 2014 was a loss of $938,809 compared to a loss of $163,846 for the same period in 2013, an increase of $774,963. Other income, net, includes interest and other income, interest expense, the loss on extinguishment of convertible debt and the change in fair value of warrant liability. Interest expense was $354,503 in the first quarter of 2014 compared to $298,809 for the same period in 2013, an increase of $55,694. The increase in interest expense was due to incremental interest associated with a premium generated from fair-value of new EuroSite Power convertible debt. We also took a non-cash charge of $533,177 for the extinguishment of convertible debt exchanged for new EuroSite Power convertible debt. In the first quarter of 2014, the change in fair value of warrant liability resulted in a loss of $66,113 compared to a gain of $110,819 for the same period in 2013 (see “Note 7 – Warrant liability”).

Benefit (Provision) for Income Taxes

Our provision for taxes in the first quarter of 2014 was $6,940 compared to $34,584 for the same period in 2013.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a loss of $240,650 in the first quarter of 2014 compared to a loss of $21,329 for the same period in 2013.

Liquidity and Capital Resources

Consolidated working capital at March 31, 2014 was $9,389,403, compared to $11,881,175 at December 31, 2013. Included in working capital were cash and cash equivalents of $8,091,779 at March 31, 2014, compared to $9,804,291 at December 31, 2013. The decrease in working capital was a result of cash used in operation for new energy projects.

Cash provided by operating activities was $118,771 in the first three months of 2014 compared to $1,632,993 of cash used in the same period in 2013. Our short and long-term receivables balance, including unbilled revenue, increased to $1,475,145, in the first three months of 2014 compared to $1,046,385 at December 31, 2013, using $428,760 of cash due to increased revenue. Amount due to the Company from related parties decreased to $130,611 in the first three months of 2014 compared to $304,288 at December 31, 2013, due primarily to a $174,242 prepaid to a related party for equipment purchases and services to be delivered or performed during the year. Our inventory decreased to $1,937,979 in the first three months of 2014 compared to $2,246,335 at December 31, 2013, providing $308,356 of cash. Our prepaid and other current assets increased to $350,585 in the first three months of 2014 compared to $196,939 at December 31, 2013, using $193,304 of cash due to prepaid insurance and other fees.

Accounts payable increased to $1,226,097 in the first three months of 2014, compared to $871,079 at December 31, 2013, providing $355,018 of cash. Our accrued expenses and other current liabilities increased to $906,499 at March 31, 2014 compared to $622,568 at December 31, 2013, providing $283,931 of cash. The amount due to related party increased to $431,800 in the first three months of 2014, compared to $178,216 at December 31, 2013, providing $253,584 of cash primarily due to equipment purchased from Tecogen.

During the first three months of 2014, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The Company used $1,817,875 for purchases and installation of energy systems. The Company's financing activities used $13,408 of cash in the first three months of 2014 primarily due to distributions to noncontrolling interest.

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

In March 2013 the Company provided a related party funds as prepayment for equipment purchases and services to be delivered or performed in 2013. The Company will receive a 6.0% per annum discount on deposit balances towards future purchases. As of March 31, 2014 the principal balance on this prepayment was $114,252 and is included in Due from related party in the accompanying condensed consolidated balance sheet.

On June 14, 2013, EuroSite Power entered into subscription agreements with certain investors, including American DG Energy for a private placement of an aggregate principal amount of $4,000,000 of 4.0% Senior Unsecured Convertible Notes due on June 14, 2015, or the Notes. In connection with the private placement, American DG Energy exchanged a promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013, or the Old Note, for a like principal amount of the Notes and cash paid for any accrued but unpaid interest on the Old Note. The Company guarantees, or the Guarantees, the Notes on a subordinated basis. Among other things, the Guarantees provide that, in the event of EuroSite Power's failure to pay principal or interest on a Note, the holder of such Note, on the terms and conditions set forth in the Noteholders Agreement, may proceed directly against the Company, as guarantor, to enforce the Guarantee

AMERICAN DG ENERGY INC.

without first proceeding against EuroSite Power. See "Note 3 - Convertible debentures". On February 20, 2014 the Company entered into a Note Exchange Agreement with EuroSite Power and other investors whereby the parties agreed to exchange the $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015 for New Notes. The effect of the Note Exchange agreement (a) extended the maturity date from June 14, 2015 to June 14, 2017, (b) adjusted the conversion price of the notes which changed from 1,000 shares of the Company’s Common Stock for each $1,000 of principal converted to 1,667 shares of the Company’s Common Stock for each $1,000 of principal converted, and (c) eliminated the Holders’ options to extend the Notes.

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

Not applicable.

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2014, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.

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
There were no additional changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Note Exchange Agreement by and between the Company and EuroSite Power, dated February 20, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

10.2
4% Convertible Note Due 2017 issued by EuroSite Power to the Company, dated February 20, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

10.3
Form of Guarantee by the Company, dated June 20, 2014, attached to the Form of 4% Senior Convertible Note Due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.1*	–
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

____________________________________________________________________________

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DG ENERGY INC.

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2014

By: /s/ GABRIEL PARMESE
Chief Financial Officer
(Principal Financial Officer)
Date: May 15, 2014