Form 10-Q
period 2014-06-30
AMERICAN DG ENERGY INC
filed 2014-08-14
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at August 13, 2014
Common Stock, $0.001 par value	52,728,074

AMERICAN DG ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING JUNE 30, 2014

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refer to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$7,847,554	$9,804,291
Accounts receivable, net	1,099,951	988,420
Unbilled revenue	22,471	12,765
Due from related party	29,323	304,288
Inventory	1,675,899	2,246,335
Prepaid and other current assets	396,893	196,939
Total current assets	11,072,091	13,553,038
Property, plant and equipment, net	23,575,800	21,931,289
Accounts receivable, long-term	14,400	45,200
Other assets, long-term	80,129	54,768
TOTAL ASSETS	$34,742,420	$35,584,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$640,411	$871,079
Accrued expenses and other current liabilities	762,849	622,568
Due to related party	150,843	178,216
Total current liabilities	1,554,103	1,671,863
Long-term liabilities:
Convertible debentures	18,845,072	18,272,807
Convertible debentures due related parties	4,794,380	3,425,573
Warrant liability	141,277	132,265
Other long-term liabilities	9,072	15,876
Total liabilities	25,343,904	23,518,384
Commitments and contingencies (Note 9)
Stockholders’ equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,078,074 and 49,817,920 issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	50,078	49,818
Additional paid-in capital	40,919,484	40,110,305
Accumulated deficit	(32,285,025)	(29,343,517)
Total American DG Energy Inc. stockholders’ equity	8,684,537	10,816,606
Noncontrolling interest	713,979	1,249,305
Total stockholders’ equity	9,398,516	12,065,911
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,742,420	$35,584,295

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2014 and June 30, 2013

	Three Months Ended
	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)
Revenues
Energy revenues	$1,752,517	$1,732,497
Turnkey & other revenues	318,705	37,286
	2,071,222	1,769,783
Cost of sales
Fuel, maintenance and installation	1,485,589	1,136,802
Depreciation expense	412,313	329,302
	1,897,902	1,466,104
Gross profit	173,320	303,679
Operating expenses
General and administrative	775,998	844,418
Selling	247,358	277,388
Engineering	198,677	267,588
	1,222,033	1,389,394
Loss from operations	(1,048,713)	(1,085,715)

Other income (expense), net
Interest and other income	7,364	42,144
Interest expense	(378,820)	(260,537)
Change in fair value of warrant liability	57,101	208,187
	(314,355)	(10,206)

Loss before provision for income taxes	(1,363,068)	(1,095,921)
Provision for income taxes	(2,940)	(7,055)
Consolidated net loss	(1,366,008)	(1,102,976)
Loss attributable to the noncontrolling interest	89,856	54,484
Net loss attributable to American DG Energy Inc.	$(1,276,152)	$(1,048,492)

Net loss per share - basic and diluted	$(0.03)	$(0.02)
Weighted average shares outstanding - basic and diluted	49,923,697	48,619,404

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2014 and June 30, 2013

	Six Months Ended
	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)
Revenues
Energy revenues	$4,148,798	$3,746,934
Turnkey & other revenues	450,224	82,161
	4,599,022	3,829,095
Cost of sales
Fuel, maintenance and installation	3,193,235	2,520,585
Depreciation expense	893,877	656,990
	4,087,112	3,177,575
Gross profit	511,910	651,520
Operating expenses
General and administrative	1,549,958	1,482,843
Selling	508,474	690,186
Engineering	462,448	556,156
	2,520,880	2,729,185
Loss from operations	(2,008,970)	(2,077,665)

Other income (expense), net
Interest and other income	22,348	66,288
Interest expense	(733,323)	(559,346)
Loss on extinguishment of debt	(533,177)	—
Change in fair value of warrant liability	(9,012)	319,006
	(1,253,164)	(174,052)

Loss before provision for income taxes	(3,262,134)	(2,251,717)
Provision for income taxes	(9,880)	(41,639)
Consolidated net loss	(3,272,014)	(2,293,356)
Loss attributable to the noncontrolling interest	330,506	75,813
Net loss attributable to American DG Energy Inc.	$(2,941,508)	$(2,217,543)

Net loss per share - basic and diluted	$(0.06)	$(0.05)
Weighted average shares outstanding - basic and diluted	49,871,101	48,555,424

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and June 30, 2013

	Six Months Ended
	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,941,508)	$(2,217,543)
Loss attributable to noncontrolling interest	(330,506)	(75,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	940,840	694,697
Loss on extinguishment of debt	533,177	—
Provision for losses on accounts receivable	—	64,134
Amortization of deferred financing costs	(7,427)	5,112
Amortization of convertible debt premium	15,472	—
Increase (decrease) in fair value of warrant liability	9,012	(319,006)
Noncash interest expense	624,368	528,489
Stock-based compensation	208,478	283,360
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	(90,437)	(162,844)
Due from related party	274,965	(659,968)
Inventory	570,436	(53,826)
Prepaid and other current assets	(275,465)	3,312
Increase (decrease) in:
Accounts payable	(230,668)	(260,404)
Accrued expenses and other current liabilities	140,281	34,459
Due to related party	(27,373)	14,143
Other long-term liabilities	(6,804)	(6,804)
Net cash used in operating activities	(593,159)	(2,128,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,664,953)	(3,123,791)
Net cash used in investing activities	(2,664,953)	(3,123,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	1,450,000	2,874,556
Proceeds from sale of subsidiary common stock, net of cost	—	(4,558)
Principal payments on capital lease obligations	—	(1,682)
Distributions to noncontrolling interest	(148,625)	(163,109)
Net cash provided by financing activities	1,301,375	2,705,207

Net decrease in cash and cash equivalents	(1,956,737)	(2,547,086)
Cash and cash equivalents, beginning of the period	9,804,291	13,362,919
Cash and cash equivalents, end of the period	$7,847,554	$10,815,833

Supplemental disclosure of cash flow information:
Income taxes paid	$18,199	$49,516
Interest paid	$—	$—

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the period ending June 30, 2014

Note 1 – Description of business and summary of significant accounting policies:

Description of business

American DG Energy Inc. distributes, owns, operates and maintains clean, on-site energy systems that produce electricity, hot water, heat and cooling. Our business model is to own the equipment that it installs at customers' facilities and to sell the energy produced by these systems to its customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the American DG Energy “On-Site Utility”.

Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or the Annual report, filed with the SEC. The Company’s operating results for the six month period ended June 30, 2014, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2014.

The accompanying consolidated financial statements include the accounts of the Company, its 51.0% joint venture, American DG New York, LLC, or ADGNY, and its 70.7% owned subsidiary EuroSite Power Inc., or EuroSite Power.

The Company owns 51.0% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the Company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the Company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the underlying energy projects. The economic ownership of the energy projects is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The Company follows the same calculation regarding available cash, and a cash distribution is made to the noncontrolling interest partner, Peter Westerhoff, each quarter. On the Company’s consolidated balance sheets, noncontrolling interest represents the partner’s investment in the entity, plus its share of after-tax profits less any cash distributions. The Company owned a controlling 51.0% legal interest and a 64.0% economic interest in ADGNY as of June 30, 2014.

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

On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock. The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction, the Company issued to its stockholders an aggregate of 4,880,679 shares of EuroSite Power common stock that it owned. As of June 30, 2014, American DG Energy owns a 70.7% interest in EuroSite Power and has consolidated EuroSite Power into its financial statements in accordance with GAAP.

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

AMERICAN DG ENERGY INC.

The Company has experienced total net losses since inception of approximately $32.3 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond June 30, 2015, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

As a by-product of the energy business, in some cases, the customer may choose to have the Company construct the system for them rather than have it owned by American DG Energy. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue. The Company had no such arrangements as June 30, 2014 and December 31, 2013, respectively.

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements at June 30, 2014 and 2013, respectively.

Occasionally, the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company sells each deliverable to other customers on a stand-alone basis, the Company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from

AMERICAN DG ENERGY INC.

maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements at June 30, 2014 and 2013, respectively.

The Company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. For six months ending June 30, 2014 and June 30, 2013, the revenue recognized from demand response activity was $153,879 and $47,971, respectively. The Company treats demand response payments as an operating activity in the statements of cash flows.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. As of June 30, 2014, the Company had a balance of $6,847,554 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit.

Accounts Receivable

The Company maintains receivable balances primarily with customers located throughout New York, New Jersey and Europe. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Generally, such losses have been within management’s expectations. Bad debt is written off when identified. At June 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $183,201 and $183,201, respectively.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of June 30, 2014 and December 31, 2013, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

The majority of the Company’s cogeneration unit purchases as of June 30, 2014 and December 31, 2013, were from one vendor (see “Note 8 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the Company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen Inc., or Tecogen. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property, Plant and Equipment

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

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. During the six month period ending June 30, 2014 and 2013, the amount of rebates applied to the cost of construction was $0 and $146,318, respectively.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the Company’s historic volatility over the expected life of the option grant. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the Company normally issues new shares.

See “Note 6 – Stock based compensation” for a summary of the restricted stock and stock option activity under the Company’s stock-based employee compensation plan for the periods ended June 30, 2014 and December 31, 2013, respectively.

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

Other Comprehensive Net Loss

The comprehensive net loss for the period ended June 30, 2014 and June 30, 2013, does not differ from the reported loss.

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

Reclassifications

In our Unaudited Condensed Consolidated Balance Sheets, certain amounts between Convertible debentures and Convertible debentures due related parties have been reclassified to conform with current period presentation.

Impact of New Accounting Pronouncements

U.S. GAAP.Accounting Guidance Issued But Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance will be effective for our fiscal 2018 reporting period and must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of the initial application. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
On July 2013, the FASB issued ASU 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), or ASU 2013-11. ASU 2013-11 requires the presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward. This net presentation is required unless a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. We continue to evaluate the impact of this ASU on the Company's consolidated financial statements or financial statement disclosures.

Note 2 – Loss per common share:

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the

AMERICAN DG ENERGY INC.

exercise/conversion price is less than the average market price of the common stock for the period. All shares issuable for all periods presented were anti-dilutive because of the reported net loss. Basic and diluted loss per share for three and six months ended June 30, 2014 and 2013 respectively was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Earnings per share
Loss available to stockholders	$(1,276,152)	$(1,048,492)	$(2,941,508)	$(2,217,543)

Weighted average shares outstanding - Basic and diluted	49,923,697	48,619,404	49,871,101	48,555,424
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.05)

Shares underlying warrants outstanding	507,500	507,500	507,500	507,500
Shares underlying stock options outstanding	2,406,500	2,211,500	2,406,500	2,211,500
Shares underlying convertible debentures outstanding	9,194,313	8,818,182	9,194,313	8,818,182
	12,108,313	11,537,182	12,108,313	11,537,182

AMERICAN DG ENERGY INC.

Note 3 – Convertible debentures:

ADGE Convertible Debentures

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

AMERICAN DG ENERGY INC.

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

In accordance with ASC 820, the fair value of the conversion option at the date of modification was determined by utilizing a binomial lattice model with the following key assumptions:

Company stock price	$1.64 per share
Risk-free rate	1.43% - 1.45%
Term	4.78 years
Volatility	68.8%
Dividend yield	—%

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

On May 25, 2014, the total interest due to the debenture holders was $582,000 and in connection with the amendment the Company issued to the debenture holders 260,154 shares of common stock at $2.24 per share which was the average price of the Company's common stock during the month of April. In connection with this transaction, the Company recorded an additional charge of $42,368 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2014.

At June 30, 2014, the Company had a balance of $20,000 due to John N. Hatsopoulos related to interest payable on his outstanding convertible debentures.

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

AMERICAN DG ENERGY INC.

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

AMERICAN DG ENERGY INC.

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

Effective April 15, 2014, EuroSite Power, entered into a subscription agreement with a European investor for the sale of a $300,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 15, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the EuroSite Power’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

Effective April 24, 2014, EuroSite Power, entered into a subscription agreement with a European investor for the sale of a $300,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 24, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the EuroSite Power’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

Effective April 24, 2014, EuroSite Power entered into a subscription agreement with John N. Hatsopoulos, the chairman of the Company's Board of Directors, for the sale of a $300,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 24, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the EuroSite’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

Effective April 24, 2014, EuroSite Power, entered into a subscription agreement with a European investor for the sale of a $250,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 24, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the EuroSite Power’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

Effective April 24, 2014, EuroSite Power, entered into a subscription agreement with a European investor for the sale of a $300,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 24, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the EuroSite Power’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

The Company guarantees (the “Guarantees”), the Notes on a subordinated basis. Among other things, the Guarantees provide that, in the event of EuroSite Power's failure to pay principal or interest on a Note, the holder of such Note, on the terms and conditions set forth in the Notes, may proceed directly against the Company, as guarantor, to enforce the Guarantee.These securities were offered and sold to the Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated

AMERICAN DG ENERGY INC.

thereunder. The Investors are accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

On September 4, 2013, after the closing of trading on the NYSE-MKT, the Company, entered into a subscription agreement with Frost Gamma Investments Trust, or the Trust, an accredited investor, by selling to the Trust an aggregate of 333,334 shares of the Company's common stock at a per share price of $1.50 for an aggregate purchase price of $500,001. Under this agreement, the Company was required at its own cost to file with the SEC a registration statement covering the resale of such shares. The proceeds of this private placement will be used to fund additional installations of the Company's On-Site Utility energy systems and for general corporate and working capital purposes. The common stock were offered and sold to Frost Gamma Investments Trust in a private placement transaction made in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, or the Securities Act. First Gamma Investments Trust is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act. On January 9, 2014, the company registered the shares pursuant Rule 424(b)(3).

For disclosure regarding the Company's and EuroSite Power's convertible debentures, please see “Note 3 – Convertible debenture”.

Note 5 – Warrants:

At June 30, 2014, the Company had 507,500 warrants outstanding including 500,000 warrants at an exercise price of $3.25 per share that expire on December 14, 2015 (see “Note 7 – Warrant liability” and “Note 10 – Fair value measurements”) and 7,500 warrants at an exercise price of $2.69 per share that expire on January 15, 2016. Warrant activity for the period ended June 30, 2014 was as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2013	507,500	$3.24
Unvested, June 30, 2014	507,500	$3.24

AMERICAN DG ENERGY INC.

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

Stock options under the Plan vest based upon the terms within the individual option grants, usually over a two-or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. In the three months ended June 30, 2014, 200,000 options were canceled and 220,000 options were granted. The number of options remaining available for future issuance under the Amended Plan was 85,500 at June 30, 2014. See the Company's option table for further detail.

On May 7, 2014 the Company granted to an officer of the Company options to purchase 220,000 shares of Common Stock at a purchase price of $2.18 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.18% and an expected volatility of 68%. The fair value of the options issued was $302,888.
Stock-based compensation expense for the six months ended June 30, 2014 and 2013 was $208,478 and $283,360 respectively. At June 30, 2014, the total compensation cost related to stock option awards not yet recognized is $688,046. This amount will be recognized over the weighted average period of 1.9 years. Stock option activity for the six months ended June 30, 2014 was as follows:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	2,386,500	$1.49	4.13 years	$1,092,550
Granted	220,000	2.18
Canceled	(200,000)	1.56
Outstanding, June 30, 2014	2,406,500	$1.55	3.73 years	$1,230,550
Exercisable, June 30, 2014	1,384,250	$1.46		$858,613
Vested and expected to vest, June 30, 2014	2,406,500	$1.55		$1,230,550

Stock Based Compensation - EuroSite Power

In January 2011, the Company’s subsidiary EuroSite Power, adopted the 2011 Stock Incentive Plan, or the Stock Plan. The aggregate number of shares of common stock which may be issued pursuant to this Stock Plan is 3,000,000 shares.

On June 13, 2011, the board unanimously amended the Stock Plan, subject to shareholder approval, to increase the reserved shares of common stock issuable under the Stock Plan from 3,000,000 to 4,500,000, or the Amended Plan. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. At June 30, 2014, EuroSite Power had 4,045,000 options outstanding, with 1,598,750 unvested stock options outstanding representing $184,544 of unrecognized compensation expense which will be taken over the next 1.57 years.

Note 7 – Warrant liability:

On December 9, 2010, the Company entered into subscription agreements with selected investors for the purchase of units consisting, in the aggregate, of 500,000 shares of its common stock and warrants to purchase 500,000 shares of its

AMERICAN DG ENERGY INC.

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

Note 8 – Related parties:

Eurosite Power, Tecogen, Ilios Inc., or Ilios are affiliated companies by virtue of common ownership. The common stockholders include:

•
John N. Hatsopoulos, the Chief Executive Officer and director of the Company who holds 19.8% of its common stock is also: (a) the Chairman of EuroSite Power and holds 0.1% of that company's common stock; (b) the Chief Executive Officer and director of Tecogen and holds 23.5% of that company's common stock; (c) a director of Ilios and holds 7.2% of that company's common stock.

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos' brother, who holds 13.5% of the Company's common stock is also: (a) a director of Tecogen and holds 22.5% of that company's common stock (b) an investor in Ilios and holds 3.1% of that company's common stock and (c) holds 0.2% of EuroSite Power.

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

AMERICAN DG ENERGY INC.

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

During the three month period ended June 30, 2014 and June 30, 2013 , the Company received $0 from Tecogen as a commission from the sale of equipment.

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

On November 12, 2013, the Company entered into the First Amendment to the Sales Representative Agreement with Ilios. The Amendment allows Ilios to appoint sales representatives in the European Union (EU) in addition to the Company. For nations of the EU, the Company has the right under this agreement to purchase Ilios products directly from Ilios at a stipulated price so long as the Company intends use is to retain long-term ownership of the Ilios product and utilize it for the production and sale of thermal energy (i.e., ADG Energy/EuroSite Power “On-Site Utility” energy projects). Ilios will not sell its products to parties for which the intended use is to earn revenue from metered energy to third parties (i.e., ADG Energy/EuroSite Power “On-Site Utility” energy projects) other than the Company. In cases where the Company has the opportunity to sell Ilios product to an unaffiliated party in the EU and where Ilios has no other appointed representation in that specific region, the Company may buy/resell the Ilios product as specified under the terms of this contact. If, however, Ilios has appointed a local exclusive representative in that specific EU region, the Company will defer to the local representative for pricing and other specific details for working cooperatively.

Regarding equity and debt transactions with related parties, please see “Note 3-Convertible Debentures” and “Note 4-Common Stock”.

On January 6, 2012, the Company loaned Peter Westerhoff, the noncontrolling interest partner in ADGNY, $15,655 by signing a five month loan agreement earning interest at 12.0% per annum. As of the date of this report, the loan has been paid off and the noncontrolling interest partner has no amount outstanding with the Company.

During the six months ended June 30, 2014 and 2013, the Company purchased from Tecogen cogeneration and chiller systems, parts and service for a total of $668,940 and $843,690, respectively.

In March 2013, the Company provided Tecogen, funds as prepayment for equipment purchases and services to be delivered or performed in 2013. The Company will receive a 6.0% per annum discount on deposit balances towards future purchases. As of June 30, 2014 the principal balance on this prepayment was $0 and is included in the "Due from related party" line item in the accompanying unaudited condensed consolidated balance sheet.

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

AMERICAN DG ENERGY INC.

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. As of June 30, 2014, the Company has classified 500,000 warrants with an exercise price of $3.25 per share that contain put and call rights as Level 3 (see “Note 7 – Warrant liability”). The Company records the fair value of the warrant liability on a recurring basis and estimates the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 60.7%, risk free interest rate of 2.08%, expected life of five years and no dividends. The Company estimated that the fair value of the warrants at June 30, 2014, using this same model with the following average assumptions assigned to the varying outcomes: expected volatility of 69.3%, risk free interest rates of 1.68%, expected lives of 1.46 years and no dividends. The fair value measurement of the warrant liability is particularly sensitive to the price and volatility of the Company's common stock. As of June 30, 2014, the financial liabilities held by the Company and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $141,277.

The following table summarizes the activity for the period:

Warrant Liabilities
Fair value at December 31, 2013	$132,265
Fair value adjustment	9,012
Fair value at June 30,2014	$141,277

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, convertible debentures and amounts due to/from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and amounts due to/from related parties approximate their fair values based on their short-term nature. The carrying value of the convertible debentures on the balance sheet at June 30, 2014 approximates fair value (see "Note 3 - Convertible debentures").

Note 11 – Subsequent events:

On August 4, 2014, Company closed its previously announced underwritten public offering of 2,650,000 shares of common stock at a per share price of $1.51 and warrants to purchase up to the same number of shares of common stock at a per warrant price of $.0001. The exercise price of the warrants is $1.8875.  In connection with this offering, the underwriter partially exercised its option to purchase up to an additional 15% of the shares and/or warrants offered.  The underwriter exercised this option with respect to warrants to purchase 179,732 shares of common stock. Total gross proceeds from the offering were $4,001,783, before deducting underwriting discounts and commissions and other offering expenses payable by the company. Aegis Capital Corp acted as sole book-running manager for the offering. A final prospectus supplement and accompanying base prospectus relating to this offering was filed on August 1, 2014. This offering was made solely by means of a final prospectus supplement and accompanying base prospectus forming part of the effective registration statement relating to these securities.
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

AMERICAN DG ENERGY INC.

Second Quarter 2014 Compared to Second Quarter 2013.

Revenues

Revenues in the second quarter of 2014 were $2,071,222 compared to $1,769,783 for the same period in 2013, an increase of $301,439 or 17.0%. Our On-Site Utility energy revenue in the second quarter of 2014 was $1,752,517 compared to $1,732,497 for the same period in 2013, an increase of $20,020 or 1.2%. Our turnkey and other revenue in the second quarter of 2014 increased to $318,705 compared to $37,286 for the same period in 2013, an increase of $281,419 or 754.8%. During the second quarter of 2014, in addition to our On-Site Utility energy revenue, the Company performed billable services and recorded revenue primarily from the sale of energy equipment and energy feasibility studies. The revenue from our turnkey projects can vary substantially from period to period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the second quarter of 2014, the Company operated 122 energy systems, representing 8,058 kWh of total energy sold, compared to 104 energy systems, representing 6,863 kWh of installed electricity plus thermal energy for the same period in 2013. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational and the company typically sells energy in the form of electricity, heat, hot water and cooling.

Cost of Sales

Cost of sales, including depreciation, in the second quarter of 2014 were $1,897,902 compared to $1,466,104 for the same period in 2013, an increase of $431,798 or 29.5%. Included in the cost of sales was depreciation expense of $412,313 in the second quarter of 2014, compared to $329,302 for the same period in 2013. The cost of fuel, maintenance and installation was $1,485,589 in the second quarter of 2014, compared to $1,136,802 for the same period in 2013, an increase of $348,787 or 30.7%, which is primarily due to increased operating sites.

During the second quarter of 2014, our gross margins were 8.4% compared to 17.2% for the same period in 2013, principally due to an increase in depreciation. Our On-Site Utility energy margins excluding depreciation were at 30.0% in the second quarter of 2014, compared to 34.2% for the same period in 2013.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the second quarter of 2014 were $775,998 compared to $844,418 for the same period in 2013, a decrease of $68,420 or 8.1%. The decrease was primarily due to decreased; non-cash stock compensation, legal and audit expenses.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the second quarter of 2014 were $247,358 compared to $277,388 for the same period in 2013, a decrease of $30,030 or 10.8%. The decrease was primarily due to lower payroll and commission expenses.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the second quarter of 2014 were $198,677 compared to $267,588 for the same period in 2013, a decrease of $68,911. The decrease was due payroll reductions.

Loss from Operations

The loss from operations in the second quarter of 2014 was $1,048,713 compared to a loss of $1,085,715 for the same period in 2013, a decrease of $37,002 or 3.4%. The decrease in the operating loss was due to lower cost at the parent and subsidiary companies, partially offset by lower gross margins. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $69,849 in the second quarter of 2014, compared to $146,672 for the same period in 2013.

AMERICAN DG ENERGY INC.

Other Income (Expense), Net

Our other expense, net, in the second quarter of 2014 was a loss of $314,355 compared to a loss of $10,206 for the same period in 2013, an increase of $304,149. Other income, net, includes interest and other income, interest expense and the change in fair value of warrant liability. Interest expense was $378,820 in the second quarter of 2014 compared to $260,537 for the same period in 2013, an increase of $118,283. The increase in interest expense was due to an increase in convertible debt, coupled with $42,368 of incremental interest expense associated with issuing shares to certain convertible investors in lieu of cash. The change in fair value of warrant liability for the period ending June 30, 2014 resulted in a gain of $57,101 compared to a gain of $208,187 for the same period in 2013 (see “Note 7 – Warrant liability”).

Provision for Income Taxes

Our provision for taxes in the second quarter of 2014 was $2,940 compared to $7,055 for the same period in 2013.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a reduction in Net Loss of $89,856 in the second quarter of 2014 compared to reduction of Net Loss of $54,484 for the same period in 2013.

AMERICAN DG ENERGY INC.

First Six Months of 2014 Compared to First Six Months of 2013

Revenues

Revenues in the first six months of 2014 were $4,599,022 compared to $3,829,095 for the same period in 2013, an increase of $769,927 or 20.1%. The increase in revenues was primarily due to the increase in installed operating systems and greater output of our existing energy systems during the first six months of 2014 compared to the same period in 2013, and by an increase in our turnkey and other revenue. Our On-Site Utility energy revenue in the first six months of 2014 was $4,148,798 compared to $3,746,934 for the same period in 2013, an increase of $401,864. Our turnkey and other revenue in the first six months of 2014 increased to $450,224 compared to $82,161 for the same period in 2013, a increase of $368,063 or 448.0%. During the first six months of 2014, the Company performed billable services and recorded revenue from the maintenance of energy systems and from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the first six months of 2014, the Company operated 122 energy systems representing 8,058 kW of installed electricity plus thermal energy, compared to 104 energy systems representing 6,863 kW of installed electricity plus thermal energy for the same period in 2013. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first six months of 2014 were $4,087,112 compared to $3,177,575 for the same period in 2013. Included in the cost of sales was depreciation expense of $893,877 in the first six months of 2014, compared to $656,990 for the same period in 2013, an increase of $236,887, or 36.1%. The cost of fuel, maintenance and installation was $3,193,235 in the first six months of 2014, compared to $2,520,585 for the same period in 2013, an increase of $672,650, which is primarily due to increased operating sites.

During the first six months of 2014, our gross margins were 11.1% compared to 17.0% for the same period in 2013, primarily due to an increase in our cost of fuel and an increase in our depreciation expense due to more sites. Our On-Site Utility energy margins excluding depreciation were at 30.5% in the first six months of 2014, compared to 32.8% for the same period in 2013.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first six months of 2014 were $1,549,958 compared to $1,482,843 for the same period in 2013, an increase of $67,115 or 4.5%. this increase was due to additional legal and audit expenses.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the first six months of 2014 were $508,474 compared to $690,186 for the same period in 2013, a decrease of $181,712 or 26.3%. The decrease was primarily due to the reduction of payroll, commissions and professional services.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first six months of 2014 were $462,448 compared to $556,156 for the same period in 2013, a decrease of $93,708. The decrease was due the reduction in payroll.

Loss from Operations

The loss from operations in the first six months of 2014 was $2,008,970 compared to loss $2,077,665 for the same period in 2013, a decrease of $68,695, or 3.3%. The decrease in the operating loss was due to better cost controls at the parent and subsidiary companies and due to lower professional services fees. Our non-cash compensation expense related to

AMERICAN DG ENERGY INC.

outstanding restricted stock and option awards to our employees was $208,478 in the first six months of 2014, compared to $283,360 for the same period in 2013.

Other Income (Expense), Net

Our other expense, net, in the first six months of 2014 was a loss of $1,253,164 compared to a loss of $174,052 for the same period in 2013, an increase of $1,079,112. Other expense, net, includes interest and other income, interest expense, loss on extinguishment of debt and change in fair value of warrant liability. Interest and other income was $22,348 in the first six months of 2014 compared to $66,288 for the same period in 2013, an decrease of $43,940. The decrease was due to less invested funds. Interest expense was $733,323 in the first six months of 2014 compared to $559,346 for the same period in 2013, an increase of $173,977, or 31.1%. The higher interest expense is due to more convertible debentures paying interest in the first six months of 2014 as compared to the same period of 2013, coupled with $42,368 of incremental interest expense associated with issuing shares to certain convertible investors in lieu of cash. We also took a non-cash charge of $533,177 in the first six months of 2014 for the extinguishment of old EuroSite Power convertible debt exchanged for new EuroSite Power convertible debt. In the first six months of 2014, the change in fair value of warrant liability resulted in a loss of $9,012 compared to a gain of $319,006 for the same period in 2013 (see “Note 7 – Warrant liability”).

Benefit (Provision) for Income Taxes

Our provision for state income taxes in the first six months of 2014 was $9,880 compared to $41,639 for the same period in 2013. The decrease was due to an estimate of taxes due in 2013.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a reduction of Net Loss of $330,506 in the first six months of 2014 compared to a reduction of Net Loss of $75,813 for the same period in 2013. The change was due to other expenses related to the convertible debt extinguishment in the EuroSite Power subsidiary, offset by reduced revenue in the joint venture.

Liquidity and Capital Resources

Consolidated working capital at June 30, 2014 was $9,517,988, compared to $11,881,175 at December 31, 2013. Included in working capital were cash and cash equivalents of $7,847,554 at June 30, 2014, compared to $9,804,291 at December 31, 2013. The decrease in working capital was a result of cash used in operation and cash used for capital purchases for new energy projects.

Cash used by operating activities was $593,159 in the first six months of 2014 compared to $2,128,502 in the same period in 2013. Our short and long-term receivables balance, including unbilled revenue, increased to $1,136,822, in the first six months of 2014 compared to $1,046,385 at December 31, 2013, using $90,437 of cash. Amount due to the Company from related parties decreased to $29,323 in the first six months of 2014 compared to $304,288 at December 31, 2013, due primarily to a reduction of a prepaid to a related party for equipment purchases and services to be delivered or performed during the year. Our inventory decreased to $1,675,899 in the first six months of 2014 compared to $2,246,335 at December 31, 2013, providing $570,436 of cash. An increase in our prepaid and other current assets required the use cash of 275,465 due to an increase prepaid insurance and other fees.

Accounts payable decreased to $640,411 in the first six months of 2014, compared to $871,079 at December 31, 2013, using $230,668 of cash. Our accrued expenses and other current liabilities increased to $762,849 at June 30, 2014 compared to $622,568 at December 31, 2013, providing $140,281 of cash. The amount due to related parties decreased to $150,843 in the first six months of 2014, compared to $178,216 at December 31, 2013, using $27,373 of cash.

During the first six months of 2014, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The Company used $2,664,953 for purchases and installation of energy systems. The Company's financing activities generated $1,301,375 of cash in the first six months of 2014 primarily due to the sale of $1,450,000 of 4% convertible notes due in 2018 by EuroSite Power, Inc. See "Note 3 - Convertible debentures".

Summary of Financial Transactions

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

On May 25, 2014, the total interest due to the debenture holders was $582,000 in connection with this the Company issued to the debenture holders 260,154 shares of common stock at $2.24 per share which was the average price of the Company's common stock during the month of April. In connection with this transaction, the Company recorded an additional charge of $42,368 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2014.

The Company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no cost. Therefore the Company is capital intensive. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond June 30, 2015, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2014, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to above, we will make changes in our internal controls over financial reporting as soon as the resources become available. We hired a consultant in 2012 to review existing controls and review recent updates and changes to the Company’s documentation to ensure that any process or control changes are properly identified and documented, including updating the Company’s existing risk matrix. The engagement included the creation of testing plans based upon the current state of processes and key controls and the identification of areas for process improvements and documentation updates. The Company has already implemented many of the recommended processes. We plan to make additional changes in our internal controls over financial reporting as soon as the resources become available.

There were no additional changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On August 8, 2014, the Company entered into a new Facilities, Support Services and Business Agreement (the “Agreement”) with Tecogen Inc. (“Tecogen”). The Agreement between the Company and Tecogen states that in exchange for consideration Tecogen will provide the Company with, among other things; (1) certain office space; (2) certain business support services; (3) certain rights to purchase Cogeneration products directly from Tecogen at a discounted price; (4) certain rights to purchase Tecogen services at a discounted price; (5) certain rights that allow the Company to purchase Tecogen products from Tecogen’s sales representatives; and (6) the right to certain royalty fees. The Agreement was effective July 1, 2014 and shall expire on July 1, 2015. It is renewable upon mutual written consent. The summary of the Agreement set forth above does not purport to be complete. This summary is qualified in its entirety by reference to the full text of the Agreement. The full text of the Agreement is attached as Exhibit 10.1 and is incorporated by reference.

During the 3 months ended June 30, 2014, EuroSite Power entered into subscription agreements with certain investors, including John N. Hatsopoulos, for private placements of an aggregate principal amount of $1,450,000 of 4.0% Senior Unsecured Convertible Notes due 2018 (the “Notes”). The Company guarantees (the “Guarantees”), the Notes on a subordinated basis. Among other things, the Guarantees provide that, in the event of EuroSite Power's failure to pay principal or interest on a Note, the holder of such Note, on the terms and conditions set forth in the Notes, may proceed directly against the Company, as guarantor, to enforce the Guarantee. The summary of the transaction set forth above does not purport to be complete. This summary is qualified in its entirety by reference to the full text of Guarantee which can be found at the end of each Note. The Guarantees are attached as Exhibits 10.2 through 10.6 and are incorporated by reference.

Item 6.    Exhibit

Exhibit
Number		Description of Exhibit

10.1*		August 8, 2014 Facilities and Support Agreement Between Tecogen, Inc. and American DG Energy, Inc.

10.2*
The Company's Guarantee of 4% Senior Convertible Note Due 2018 entered into between the EuroSite Power and a European Investor Note-holder, dated April 15, 2014 (incorporated by reference to Exhibit 10.1 to the EuroSite Power's Current Report on Form 8‑K, as filed with the SEC on April 24, 2014).

10.3*
The Company's Guarantee of 4% Senior Convertible Note Due 2018 entered into between EuroSite Power and a European Investor Note-holder, dated April 24, 2014 (incorporated by reference to Exhibit 10.1 to EuroSite Power's Current Report on Form 8‑K, as filed with the SEC on April 24, 2014).

10.4*
The Company's Guarantee of 4% Senior Convertible Note Due 2018 entered into between EuroSite Power and John N. Hatsopoulos, dated April 24, 2014 (incorporated by reference to Exhibit 10.2 to the EuroSite Power’s Current Report on Form 8‑K, as filed with the SEC on April 24, 2014).

10.5*
The Company's Guarantee of 4% Senior Convertible Note Due 2018 entered into between EuroSite Power and a European Investor, dated April 24, 2014 (incorporated by reference to Exhibit 10.2 to EuroSite Power’s Current Report on Form 8‑K, as filed with the SEC on May 20, 2014).

10.6*
The Company's Guarantee of 4% Senior Convertible Note Due 2018 entered into between EuroSite Power and European Investor, dated April 24, 2014 (incorporated by reference to Exhibit 10.1 to the EuroSite Power’s Current Report on Form 8‑K, as filed with the SEC on June 9, 2014).

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.1*	–
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

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

AMERICAN DG ENERGY INC.

By: /s/ JOHN N. HATSOPOULOS
Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2014

By: /s/ GABRIEL PARMESE
Chief Financial Officer
(Principal Financial Officer)
Date: August 14, 2014