Form 10-Q
period 2014-09-30
AMERICAN DG ENERGY INC
filed 2014-11-14
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at November 13, 2014
Common Stock, $0.001 par value	52,463,029

AMERICAN DG ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING SEPTEMBER 30, 2014

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refer to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$12,526,841	$9,804,291
Accounts receivable, net	1,233,078	988,420
Unbilled revenue	9,637	12,765
Due from related party	20,932	304,288
Inventory	1,702,176	2,246,335
Prepaid and other current assets	411,195	196,939
Total current assets	15,903,859	13,553,038
Property, plant and equipment, net	24,352,421	21,931,289
Accounts receivable, long-term	9,000	45,200
Other assets, long-term	106,746	54,768
TOTAL ASSETS	$40,372,026	$35,584,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,086,182	$871,079
Accrued expenses and other current liabilities	970,634	622,568
Due to related party	143,373	178,216
Total current liabilities	2,200,189	1,671,863
Long-term liabilities:
Convertible debentures	18,850,404	18,272,807
Convertible debentures due related parties	4,783,573	3,425,573
Note payable related party	3,000,000	—
Warrant liability	30,380	132,265
Other long-term liabilities	5,670	15,876
Total liabilities	28,870,216	23,518,384
Commitments and contingencies (Note 9)
Stockholders’ equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,690,974 and 49,817,920 issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	52,691	49,818
Additional paid-in capital	44,299,508	40,110,305
Accumulated deficit	(33,454,677)	(29,343,517)
Total American DG Energy Inc. stockholders’ equity	10,897,522	10,816,606
Noncontrolling interest	604,288	1,249,305
Total stockholders’ equity	11,501,810	12,065,911
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,372,026	$35,584,295

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2014 and September 30, 2013

	Three Months Ended
	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
Revenues
Energy revenues	$1,697,723	$1,652,565
Turnkey & other revenues	188,970	109,749
	1,886,693	1,762,314
Cost of sales
Fuel, maintenance and installation	1,201,003	1,034,775
Depreciation expense	464,296	328,949
	1,665,299	1,363,724
Gross profit	221,394	398,590
Operating expenses
General and administrative	780,744	706,448
Selling	291,984	258,456
Engineering	167,078	226,565
	1,239,806	1,191,469
Loss from operations	(1,018,412)	(792,879)

Other income (expense), net
Interest and other income	35,592	21,631
Interest expense	(350,892)	(346,778)
Change in fair value of warrant liability	110,897	(46,934)
	(204,403)	(372,081)

Loss before provision for income taxes	(1,222,815)	(1,164,960)
Provision for income taxes	(22,814)	(3,690)
Consolidated net loss	(1,245,629)	(1,168,650)
Loss attributable to the noncontrolling interest	75,977	40,335
Net loss attributable to American DG Energy Inc.	$(1,169,652)	$(1,128,315)

Net loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding - basic and diluted	51,690,714	49,015,891

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2014 and September 30, 2013

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
Revenues
Energy revenues	$5,846,521	$5,399,499
Turnkey & other revenues	639,194	191,910
	6,485,715	5,591,409
Cost of sales
Fuel, maintenance and installation	4,394,238	3,555,360
Depreciation expense	1,358,173	985,939
	5,752,411	4,541,299
Gross profit	733,304	1,050,110
Operating expenses
General and administrative	2,330,702	2,189,291
Selling	800,458	948,642
Engineering	629,526	782,721
	3,760,686	3,920,654
Loss from operations	(3,027,382)	(2,870,544)

Other income (expense), net
Interest and other income	57,940	87,919
Interest expense	(1,084,215)	(906,124)
Loss on extinguishment of debt	(533,177)	—
Change in fair value of warrant liability	101,885	272,072
	(1,457,567)	(546,133)

Loss before provision for income taxes	(4,484,949)	(3,416,677)
Provision for income taxes	(32,694)	(45,329)
Consolidated net loss	(4,517,643)	(3,462,006)
Loss attributable to the noncontrolling interest	406,483	116,148
Net loss attributable to American DG Energy Inc.	$(4,111,160)	$(3,345,858)

Net loss per share - basic and diluted	$(0.08)	$(0.07)
Weighted average shares outstanding - basic and diluted	50,484,304	48,710,600

See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and September 30, 2013

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,111,160)	$(3,345,858)
Loss attributable to noncontrolling interest	(406,483)	(116,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,394,201	1,046,730
Loss on extinguishment of debt	533,177	—
Provision for losses on accounts receivable	26,087	64,134
Amortization of deferred financing costs	2,567	20,671
Amortization of convertible debt premium	9,997	—
Increase (decrease) in fair value of warrant liability	(101,885)	(272,072)
Noncash interest expense	624,368	528,489
Stock-based compensation	338,790	439,191
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	(231,417)	(425,574)
Due from related party	283,356	(414,866)
Inventory	544,159	251,254
Prepaid and other current assets	(326,378)	(25,859)
Increase (decrease) in:
Accounts payable	215,103	(14,634)
Accrued expenses and other current liabilities	348,066	404,479
Due to related party	(34,843)	16,154
Other long-term liabilities	(10,206)	(10,206)
Net cash used in operating activities	(902,501)	(1,854,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,899,360)	(4,473,759)
Net cash used in investing activities	(3,899,360)	(4,473,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	1,450,000	2,900,000
Proceeds from sale of common stock, net of costs	3,242,957	965,001
Proceeds from sale of subsidiary common stock, net of cost	—	(4,558)
Convertible debenture transaction costs	—	(12,222)
Proceeds from related party note	3,000,000	—
Principal payments on capital lease obligations	—	(2,495)
Distributions to noncontrolling interest	(168,546)	(243,903)
Net cash provided by financing activities	7,524,411	3,601,823

Net decrease in cash and cash equivalents	2,722,550	(2,726,051)
Cash and cash equivalents, beginning of the period	9,804,291	13,362,919
Cash and cash equivalents, end of the period	$12,526,841	$10,636,868

Supplemental disclosure of cash flow information:
Income taxes paid	$54,974	$68,335
Interest paid	$80,000	$18,634
See Notes to unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the period ending September 30, 2014

Note 1 – Description of business and summary of significant accounting policies:

Description of business

American DG Energy Inc. distributes, owns, operates and maintains clean, on-site energy systems that produce electricity, hot water, heat and cooling. Our business model is to own the equipment that we install at customers' facilities and to sell the energy produced by these systems to our customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the American DG Energy “On-Site Utility”.

Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or the Annual report, filed with the SEC. The Company’s operating results for the nine month period ended September 30, 2014, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2014.

The accompanying Unaudited Financial Statements (as described above) include the accounts of the Company, its 51.0% joint venture, American DG New York, LLC, or ADGNY, and, as of September 30, 2014, its 70.7% owned subsidiary EuroSite Power Inc., or EuroSite Power (see note 11 - subsequent events).

The Company owns 51.0% of ADGNY, after elimination of all material intercompany accounts, transactions and profits. The interest in underlying energy system projects in the joint venture varies between the Company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the Company according to the joint venture agreement. Distributions, however, are made based on the economic ownership and profitability of the underlying energy projects. The economic ownership of the energy projects is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter, the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The Company follows the same calculation regarding available cash, and a cash distribution is made to the noncontrolling interest partner, Peter Westerhoff, each quarter. On the Company’s consolidated balance sheets, noncontrolling interest represents the partner’s investment in the entity, plus its share of after-tax profits less any cash distributions. The Company owned a controlling 51.0% legal interest and a 64.0% economic interest in ADGNY as of September 30, 2014.

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

On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock. The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction, the Company issued to its stockholders an aggregate of 4,880,679 shares of EuroSite Power common stock that it owned. As of September 30, 2014, American DG Energy owns a 70.7% interest in EuroSite Power and has consolidated EuroSite Power into its financial statements in accordance with GAAP.

AMERICAN DG ENERGY INC.

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

The Company has experienced total net losses since inception of approximately $33.5 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond September 30, 2015, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

Year to date through September 30, 2014, the Company raised $3,242,957, net of issuance costs, from public offerings of its common stock and warrants. In 2013, the Company raised $965,001 from private placements of common stock. In 2012, the Company raised $3,535,038, net of issuance costs, from private placements of common stock, $7,500 from issuance of warrants and $200,923 from exercise of stock options. If the Company is unable to raise additional capital in the future it may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems or to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

As a by-product of the energy business, in some cases, the customer may choose to have the Company construct the system for them rather than have it owned by American DG Energy. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. Contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue. The Company had no such arrangements as September 30, 2014 and December 31, 2013, respectively.

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements at September 30, 2014 and 2013, respectively.

Occasionally, the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company sells each deliverable to other customers on a stand-alone basis, the Company has determined that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable is considered

AMERICAN DG ENERGY INC.

a separate unit of accounting. Revenue is allocated to each element based upon its relative fair value which is determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system is recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy is recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements at September 30, 2014 and 2013, respectively.

The Company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. For the nine months ending September 30, 2014 and September 30, 2013, the revenue recognized from demand response activity was $189,380 and $92,648, respectively. The Company treats demand response payments as an operating activity in the statements of cash flows.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade accounts receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. As of September 30, 2014, the Company had a balance of $11,276,841 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit.

Accounts Receivable

The Company maintains receivable balances primarily with customers located throughout New York, New Jersey and Europe. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Generally, such losses have been within management’s expectations. Bad debt is written off when identified. At September 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $91,000 and $183,201, respectively.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of September 30, 2014 and December 31, 2013, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

The majority of the Company’s cogeneration unit purchases as of September 30, 2014 and December 31, 2013, were from one vendor (see “Note 8 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the Company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen Inc., or Tecogen. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

AMERICAN DG ENERGY INC.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

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

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one-time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. During the nine-month period ending September 30, 2014 and 2013, the amount of rebates applied to the cost of construction was $0 and $151,943, respectively.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the Company’s historic volatility over the expected life of the option grant. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised, the Company normally issues new shares.

See “Note 6 – Stock-based compensation” for a summary of the restricted stock and stock option activity under the Company’s stock-based employee compensation plan for the periods ended September 30, 2014 and December 31, 2013, respectively.

Loss per Common Share

The Company computes basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price/conversion price is less than the average market price of its common stock for the period. When the Company incurs a net loss all shares issuable in connection with convertible debentures, stock options and warrants are considered to be anti-dilutive.

Other Comprehensive Net Loss

The comprehensive net loss for the period ended September 30, 2014 and September 30, 2013, does not differ from the reported loss.

AMERICAN DG ENERGY INC.

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and certain accrued liabilities for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. The Company has a full valuation allowance against any deferred tax assets as of September 30, 2014.

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

The tax years 2011 through 2013 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company would record any such interest and penalties as a component of interest expense. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date.

Reclassifications

In our Unaudited Condensed Consolidated Balance Sheets, certain amounts between Convertible debentures and Convertible debentures due related parties have been reclassified to conform with current period presentation.

Impact of New Accounting Pronouncements

GAAP Accounting Guidance Issued But Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance will be effective for our fiscal 2017 reporting period and must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of the initial application. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

Note 2 – Loss per common share:

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise/conversion price is less than the average market price of the common stock for the period. All shares issuable for all

AMERICAN DG ENERGY INC.

periods presented were anti-dilutive because of the reported net loss. Basic and diluted loss per share for three and nine months ended September 30, 2014 and 2013 respectively was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Earnings (loss) per share
Loss available to stockholders	$(1,169,652)	$(1,128,315)	$(4,111,160)	$(3,345,858)

Weighted average shares outstanding - Basic and diluted	51,690,714	49,015,891	50,484,304	48,710,600
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.08)	$(0.07)

Anti-dilutive shares outstanding
Shares underlying warrants outstanding	3,449,770	507,500	3,449,770	507,500
Shares underlying stock options outstanding	2,425,000	2,211,500	2,425,000	2,211,500
Shares underlying convertible debentures outstanding	9,194,313	9,194,313	9,194,313	9,194,313
	15,069,083	11,913,313	15,069,083	11,913,313

AMERICAN DG ENERGY INC.

Note 3 – Convertible debentures:

ADGE Convertible Debentures

On May 23, 2011, the Company issued $12,500,000 aggregate principal amount of debentures to a European investor and to John N. Hatsopoulos, the Company’s Chief Executive Officer. The debentures mature on May 25, 2018 and accrue interest at the rate of 6% per annum payable on a semi-annual basis. At the holders' option, the debentures may be converted into shares of the Company’s common stock at a conversion price of $2.20 per share, subject to adjustment in certain circumstances. The Company has the option to redeem at 115% of Par Value any or all of the debentures after May 25, 2016. The debentures canceled the revolving line of credit agreement with John N. Hatsopoulos, which as of May 23, 2011, had a principal amount outstanding of $2,400,000.

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

On July 2, 2013, the Company declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock (“special dividend”). The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction the Company issued to its stockholders an aggregate of 4,880,679 shares of EuroSite Power common stock that it owns. Affiliates may sell the securities only after a 6-month holding period pursuant to the provisions of the SEC's Rule 144.

On August 15, 2013, in connection with the special dividend, the Company modified the conversion price of the 6%, $19,400,000 debentures issued on May 23, 2011 and November 30, 2011 from $2.20 to $2.11 per share.  The adjustment to the conversion price was not an automatic adjustment pursuant to the original terms of the debentures.  Accordingly, the adjustment to the conversion price was accounted for as a modification under ASC 470.  The modification of the convertible

AMERICAN DG ENERGY INC.

debt instrument resulted in an increase in the fair value of the embedded conversion option, and the carrying amount of the debt instrument was reduced by approximately $649,000.  This debt discount will be amortized over the remaining term of the debt.

In accordance with ASC 820, the fair value of the conversion option at the date of modification was determined by utilizing a binomial lattice model with the following key assumptions:

Company stock price	$1.64 per share
Risk-free rate	1.43% - 1.45%
Term	4.78 years
Volatility	68.8%
Dividend yield	—%

On May 25, 2014, the total interest due to the debenture holders was $582,000, and in connection with the amendment, the Company issued to the debenture holders 260,154 shares of common stock at $2.24 per share which was the average price of the Company's common stock during the month of April. In connection with this transaction, the Company recorded an additional charge of $42,368 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2014.

At September 30, 2014, the Company had a balance of $56,000 due to John N. Hatsopoulos related to interest payable on his outstanding convertible debentures.

EuroSite Power Convertible Debentures

On February 26, 2013, EuroSite Power issued a promissory note in the amount of $1,100,000 to the Company, its parent. Under the terms of the agreement EuroSite Power was to pay interest at a rate of 6.0% per annum payable quarterly in arrears.

On June 14, 2013, EuroSite Power entered into subscription agreements with certain investors, including the Company (Noteholders), for a private placement of an aggregate principal amount of $4,000,000 of 4.0% Senior Unsecured Convertible Notes due on June 14, 2015, or the Notes. In connection with the private placement, the Company exchanged a promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013 for a like principal amount of the Notes and cash paid for any accrued but unpaid interest. Included among the investors subscribing for the Notes are: Bruno Meier, a director of EuroSite Power, in the amount of $250,000; Joan Giacinti, a director of the Company and EuroSite, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of the Company, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both EuroSite Power and the Company, in the amount of $300,000; Perastra Management S.A., an investor in the Company and EuroSite Power, in the amount of $1,500,000; and Yves Micheli, an investor in EuroSite Power, in the amount of $300,000.

The proceeds of the offering of the Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.
The Noteholders of the Notes are subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes will mature on June 14, 2015 and will accrue interest at the rate of 4.0% per annum payable in cash on a semi-annual basis. At the Investor's option, the Notes may be converted into shares of EuroSite Power common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Investors will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Notes for an additional 3 years with an automatic decrease in interest rate to 3.0% per annum; or exchange the Notes for a new non-convertible note with a 3 year maturity and a 6.0% per annum interest rate; no accrued interest will be lost on such exchange.

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

AMERICAN DG ENERGY INC.

The Noteholders Agreement provides for customary events of default by EuroSite Power, including failure to pay interest within ten days of becoming due, failure to pay principal when due, failure to comply with provisions of the Notes or the Noteholders Agreement, subject to cure, and certain events of bankruptcy or insolvency.

The Noteholders of the Notes are entitled to the benefits of a registration rights agreement dated June 14, 2013 by and among EuroSite Power and the Noteholders named therein, or the Registration Rights Agreement. The Registration Rights Agreement provides for demand registration rights, such that upon the demand of 30.0% of the holders of Registrable Securities, as defined in the Registration Rights Agreement and subject to certain conditions (including that EuroSite Power is eligible to use a Form S-3 registration statement and that such Noteholders anticipate an aggregate offering price, net of selling expenses, of at least $250,000), EuroSite Power will file a Form S-3 registration statement covering the Registrable Securities requested to be included in such registration, subject to adjustment.

                On February 20, 2014, EuroSite Power accepted certain separate note exchange agreements, or the Note Exchange Agreements, from the holders of its existing 4% Senior Convertible Notes Due 2015, originally issued on June 14, 2013, or the Notes, pursuant to which EuroSite Power exchanged the Notes for like principal amounts of 4% Senior Convertible Notes Due 2017, or the New Notes, in an aggregate principal amount of $4,000,000. Accrued but unpaid interest on the Notes will be treated as accrued interest under the New Notes. Included among the investors exchanging their Notes for New Notes are: the Company, in the amount of $1,100,000; Bruno Meier, a director of EuroSite Power, in the amount of $250,000; Prime World Inc., a company controlled by Joan Giacinti, one of the Company's directors, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of the Company, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both EuroSite Power and the Company, in the amount of $300,000; Perastra Management S.A., an investor in the Company and EuroSite Power, in the amount of $1,500,000; Yves Micheli, an investor in EuroSite Power, in the amount of $300,000.

The effect of the Note Exchange agreement (a) extended the maturity date from June 14, 2015 to June 14, 2017, (b) adjusted the conversion price of the notes which changed from 1,000 shares of the Company’s Common Stock for each $1,000 of principal converted to 1,667 shares of the Company’s Common Stock for each $1,000 of principal converted, and (c) eliminated the Holders’ options to extend the Notes.  Management analyzed the impact of the Note Exchange Agreement and determined that the Notes and the New Notes were substantially different and, as a result, has recognized a loss on extinguishment of $713,577 to recognize the excess of the fair value of the New Notes that were issued in the exchange over the carrying value of the Notes surrendered, of which, the portion of $180,400 related to the Company's debenture loss on extinguishment was eliminated in consolidation. As a result of the application of extinguishment accounting, EuroSite Power and the Company have recorded the New Debt at fair value as of the date of the exchange. Because fair value of the debt is $4,656,000 and the carrying value was $4,000,000, a premium of $656,000 was established by EuroSite Power. The Company's portion of the $656,000 premium is $180,400 which is eliminated in consolidation. The Company will apply the interest method of accounting to amortize the premium over the life of the New Note. The fair value of the New Notes was determined using a binomial lattice model.  The following table provides quantitative information used in the fair value measurement, including the assumptions for the significant unobservable inputs used in the binomial lattice model valuation:

Notional amount	$4,000,000
Par amount	$1,000
Interest rate	4.0%
Conversion ratio	1,667
Conversion price, per share	$0.60
Stock price as of the valuation date	$0.51
Historical realized weekly volatility	87%
Risk free rate	0.9%
Discrete dividend payment rate	—%

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

AMERICAN DG ENERGY INC.

the EuroSite Power’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

Effective April 24, 2014, EuroSite Power, entered into a subscription agreement with European investors for the sale of a $300,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 24, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the EuroSite Power’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

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

Note 4 – Common Stock:

On August 6, 2014, the Company issued; 2,650,000 shares of its common stock, three-year warrants to purchase up to 2,829,732 shares and five-year warrants to purchase an additional 112,538 to the underwriters with an exercise price of $1.8875 per share for net proceeds of $3,243,217. Subject to certain ownership limitations, the 2,829,732 warrants are immediately exercisable and expire on the third anniversary of the date of issuance. The 112,538 warrants were issued to the underwriting groups as compensation for services and are exercisable any time from July 31, 2015 to July 31, 2019 at which time they expire.

The Company continues to use the net proceeds of the offering for working capital purposes in connection with development and installation of current and new energy systems.

For disclosure regarding the Company's and EuroSite Power's convertible debentures, please see “Note 3 – Convertible debentures”.

Note 5 – Warrants:

AMERICAN DG ENERGY INC.

At September 30, 2014, the Company had 3,449,770 warrants outstanding including 500,000 warrants at an exercise price of $3.25 per share that expire on December 14, 2015 (see “Note 7 – Warrant liability” and “Note 10 – Fair value measurements”), 7,500 warrants at an exercise price of $2.69 per share that expire on January 15, 2016, 2,829,732 warrants at an exercise price of $1.89 that expire on August 6, 2017 and 112,538 warrants with an exercise price of $1.89 which expire July 31, 2019. Warrant activity for the period ended September 30, 2014 was as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2013	507,500	$3.24
Granted	2,942,270	1.89
Outstanding, September 30, 2014	3,449,770	$2.09

Note 6 – Stock-based compensation:

Stock-Based Compensation - American DG Energy

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

Stock options under the Plan vest based upon the terms within the individual option grants, usually over a four-or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. In the nine months ended September 30, 2014, 281,500 options were canceled and 320,000 options were granted. The number of options remaining available for future issuance under the Amended Plan was 3,429,000 at September 30, 2014. See the Company's option table for further detail.

On May 7, 2014, the Company granted to an officer of the Company options to purchase 220,000 shares of Common Stock at a purchase price of $2.18 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.18% and an expected volatility of 68%. The fair value of the options issued was $302,888.
On August 28, 2014, the Company granted to an officer of the Company options to purchase 100,000 shares of Common Stock at a purchase price of $1.24 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.04% and an expected volatility of 68%. The fair value of the options issued was $78,085.
Stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was $338,790 and $439,191 respectively. At September 30, 2014, the total compensation cost related to stock option awards not yet recognized is $583,889. This amount will be recognized over the weighted average period of 1.97 years. Stock option activity for the nine months ended September 30, 2014 was as follows:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	2,386,500	$1.49	4.13 years	$1,092,550
Granted	320,000	1.89
Canceled	(281,500)	1.72
Outstanding, September 30, 2014	2,425,000	$1.52	3.80 years	$329,000
Exercisable, September 30, 2014	1,375,500	$1.47		$243,500
Vested and expected to vest, September 30, 2014	2,425,000	$1.52		$329,000

Stock Based Compensation - EuroSite Power

AMERICAN DG ENERGY INC.

In January 2011, the Company’s subsidiary EuroSite Power, adopted the 2011 Stock Incentive Plan, or the Stock Plan. The aggregate number of shares of common stock which may be issued pursuant to this Stock Plan is 3,000,000 shares.

On June 13, 2011, the Board of Directors unanimously amended the Stock Plan, subject to shareholder approval, to increase the reserved shares of common stock issuable under the Stock Plan from 3,000,000 to 4,500,000, or the Amended Plan. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant. At September 30, 2014, EuroSite Power had 4,205,000 options outstanding, with 1,783,750 unvested stock options outstanding representing $167,138 of unrecognized compensation expense which will be taken over the next 1.60 years.

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

Note 8 – Related parties:

EuroSite Power, Tecogen, Ilios Inc., or Ilios are affiliated companies by virtue of common ownership. The common stockholders include:

•
John N. Hatsopoulos, the Co-Chief Executive Officer and director of the Company who holds 19.3% of its common stock is also: (a) the Chairman of EuroSite Power and holds 0.1% of that company's common stock; (b) the Chief Executive Officer and director of Tecogen and holds 23.5% of that company's common stock; (c) a director of Ilios and holds 7.2% of that company's common stock.

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos' brother, who holds 12.8% of the Company's common stock is also: (a) a director of Tecogen and holds 22.5% of that company's common stock (b) an investor in Ilios and holds 3.1% of that company's common stock and (c) holds 0.2% of EuroSite Power.

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

AMERICAN DG ENERGY INC.

On July 1, 2013, the Company entered into an Amendment to the Facilities, Support Services and Business Agreement, or the Amendment, with Tecogen. The Amendment renews the term of the Facilities, Support Services and Business Agreement between the Company and Tecogen for a period of one year, beginning on July 1, 2013. The Amendment increases the space provided to the Company by Tecogen and provides the Company with office space and utilities at a monthly rate of $6,495. In addition, Tecogen pays certain operating expenses such as general insurance on behalf of the Company and these costs are reimbursed by the Company. Furthermore, the Amendment clarifies that the total sales thresholds for volume discounts are to be met during a calendar year and that the Company's representation rights may be terminated by either the Company or Tecogen upon 60 days' notice, without cause.

On November 12, 2013, the Company entered into the Second Amendment to the Facilities, Support Services and Business Agreement, or the Second Amendment. The Second Amendment modifies the exclusivity arrangement of the Facilities, Support Services and Business Agreement between the Company and Tecogen and provides that in New England States the Company shall have the right to purchase Cogeneration products directly from Tecogen as described in the agreement so long as the Company intendeds to retain long-term ownership of the Cogeneration product and utilize it for the production and sale of electricity and thermal energy. Tecogen will not sell its products to parties for which the intended use is to earn revenue from metered energy to third parties (i.e., ADG Energy “On-Site Utility” energy projects) other than the Company. In cases where the Company has the opportunity to sell Cogeneration products to an unaffiliated party in the New England States and where Tecogen has no other appointed representation in that specific region, the Company may buy/resell the Cogeneration product as specified under the terms of this agreement. If, however, Tecogen has appointed a local exclusive representative in that specific New England region, ADG Energy will defer to the local representative for pricing and other specific details for working cooperatively.

During the three-month period ended September 30, 2014 and September 30, 2013 , the Company received $0 from Tecogen as a commission from the sale of equipment.

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

On September 19, 2014, John Hatsopoulos, the Company's Co-Chief Executive Officer and the Chairman of the board of directors of EuroSite Power Inc., loaned EuroSite Power $3,000,000 pursuant to a promissory note. This loan matures upon a substantial capital raise or on or before September 19, 2019. Prepayment of principal may be made at any time without penalty. The proceeds of the Loan will be used in connection with the development and installation of current and new energy systems in the United Kingdom and Europe. On September 30, 2014 the Board of Directors approved paying John Hatsopoulos a 1.85% rate of interest on the Loan.

Regarding equity and other debt transactions with related parties, please see “Note 3-Convertible Debentures” and “Note 4-Common Stock”.

During the nine months ended September 30, 2014 and 2013, the Company purchased from Tecogen cogeneration and chiller systems, parts and service for a total of $815,341 and $585,012, respectively.

AMERICAN DG ENERGY INC.

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability. As of September 30, 2014, the Company has classified 500,000 warrants with an exercise price of $3.25 per share that contain put and call rights as Level 3 (see “Note 7 – Warrant liability”). The Company records the fair value of the warrant liability on a recurring basis and estimates the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 60.7%, risk free interest rate of 2.08%, expected life of five years and no dividends. The Company estimated that the fair value of the warrants at September 30, 2014, using this same model with the following average assumptions assigned to the varying outcomes: expected volatility of 69.3%, risk free interest rates of 1.68%, expected lives of 1.46 years and no dividends. The fair value measurement of the warrant liability is particularly sensitive to the price and volatility of the Company's common stock. As of September 30, 2014, the financial liabilities held by the Company and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $30,380.

The following table summarizes the activity for the period:

Warrant Liabilities
Fair value at December 31, 2013	$132,265
Fair value adjustment	(101,885)
Fair value at September 30,2014	$30,380

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, convertible debentures and amounts due to/from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and amounts due to/from related parties approximate their fair values based on their short-term nature. The carrying value of the convertible debentures on the balance sheet at September 30, 2014 approximates fair value due to their short-term nature (see "Note 3 - Convertible debentures").

Note 11 – Subsequent events:

On October 3, 2014, the Company consummated a series of transactions whereby, under an agreement with the holders of the Company’s existing 6% Senior Unsecured Convertible Debentures Due 2018, or the convertible debentures, it paid the interest due under the convertible debentures through the next semiannual payment date of November 25, 2014 by delivering to the holders of the convertible debentures 1,164,000 shares of common stock of its subsidiary EuroSite Power

AMERICAN DG ENERGY INC.

Inc., which were owned by the Company and which had a market value of $582,000 and three-year warrants with an exercise price of $0.60 to purchase an additional 1,164,000 shares of EuroSite Power inc. from the Company with an aggregate market value of $84,911.

The Company also delivered 8,245,000 additional shares of EuroSite Power Inc. it owned with an aggregate market value of $4,112,500 to the holders of the convertible debentures for prepayment of all interest which would become due under the convertible debentures through the maturity date of May 25, 2018.

Following the payment of all current and future interest under the convertible debentures, the Company exchanged the convertible debentures which bore interest at an annual rate of 6% for non-interest bearing convertible debentures with all other terms including the principal amount, maturity date, and conversion terms and privileges remaining unchanged.

On October 3, 2014, EuroSite Power, entered into convertible note amendment agreements, or the Note Amendment Agreements, with the Company, John N. Hatsopoulos and a European investor, as well as certain separate convertible note conversion agreements, or the Note Conversion Agreements, with certain other investors, which eliminated $3,050,000 of EuroSite Power's convertible notes.

Among other things, the Note Amendment Agreements provided for the conversion, in full, of the principal amount of certain of EuroSite Power Inc.’s existing 4% Senior Convertible Notes Due 2017, originally issued on February 20, 2014 and 4% Senior Convertible Notes Due 2018, originally issued on April 24, 2014, or collectively the Notes, in an aggregate principal amount of $3,050,000, pursuant to which the holders of such Notes, or the Holders, agreed to convert, in full, the principal amount of the Notes. In connection with the conversion, the Notes were cancelled and the Holders were issued shares of EuroSite Power Inc.'s common stock at a conversion price of $.50 per share, with any accrued but unpaid interest to be paid in cash.

On October 8, 2014, EuroSite Power Inc., entered into a subscription agreement with an offshore individual investor, pursuant to which the investor purchased 2,000,000 shares of the EuroSite Power’s common stock and a three-year warrant to purchase up to 2,000,000 shares of the Eurosite Power's common stock with an exercise price of $0.60 per share for an aggregate purchase price of $1,000,000.

On November 7, 2014, EuroSite Power entered into a subscription agreement with an offshore individual investor, pursuant to which the investor purchased 1,000,000 shares of EuroSite Power's common stock and a three-year warrant to purchase up to 1,000,000 shares of the EuroSite Power’s common stock with an exercise price of $0.60 per share for an aggregate purchase price of $500,000.

Following consummation of these transactions, the Company’s beneficial ownership of EuroSite Power decreased from 70.7% to 50.0%.

On October 30, 2014, the Company appointed Benjamin M. Locke, age 46, to Co-CEO to serve with the Company's other Co-CEO, John N. Hatsopoulos. Prior to joining the Company, Mr. Locke was general manager of Tecogen Inc., the Company's affiliate and primary supplier of co-generation technology.
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

The majority of our heating system sales are in the winter and the majority of our chilling systems sales are int he summer.

The profitability of our business model is highly dependent on the functionality of our energy equipment, the price of electricity, the demand for electricity, and to a lesser extent, the price of natural gas. Generally, increase in demand for electricity tends to cause prices to rise. Higher electricity prices increase the Company’s revenue and liquidity. Lower natural gas prices decrease operational cost. To mitigate the risk of low electrical rates, the Company pursues energy system projects in areas with higher electrical rates.

AMERICAN DG ENERGY INC.

Result of Operation

Third Quarter 2014 Compared to Third Quarter 2013.

Revenues

Revenues in the third quarter of 2014 were $1,886,693 compared to $1,762,314 for the same period in 2013, an increase of $124,379 or 7.1%. This increase was due to increased energy revenue from the Company's subsidiary, EuroSite Power. Our On-Site Utility energy revenue in the third quarter of 2014 was $1,697,723 compared to $1,652,565 for the same period in 2013, an increase of $45,158 or 2.7%. Our turnkey and other revenue in the third quarter of 2014 increased to $188,970 compared to $109,749 for the same period in 2013, an increase of $79,221 or 72.2%. During the third quarter of 2014, in addition to our On-Site Utility energy revenue, the Company performed billable services and recorded revenue primarily from the sale of energy equipment and energy feasibility studies. The revenue from our turnkey projects can vary substantially from period to period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the third quarter of 2014, the Company operated 121 energy systems, representing 7,918 kWh of total energy sold, compared to 109 energy systems, representing 7,378 kWh of installed electricity plus thermal energy for the same period in 2013. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational and the company typically sells energy in the form of electricity, heat, hot water and cooling.

Cost of Sales

Cost of sales, including depreciation, in the third quarter of 2014 were $1,665,299 compared to $1,363,724 for the same period in 2013, an increase of $301,575 or 22.1%. Included in the cost of sales was depreciation expense of $464,296 in the third quarter of 2014, compared to $328,949 for the same period in 2013. The cost of fuel, maintenance and installation was $1,201,003 in the third quarter of 2014, compared to $1,034,775 for the same period in 2013, an increase of $166,228 or 16.1%, which is primarily due to increased operating sites.

During the third quarter of 2014, our gross margins were 11.7% compared to 22.6% for the same period in 2013, principally due to increases in depreciation and turnkey expenses. Our On-Site Utility energy margins, excluding depreciation, were 35.3% in the third quarter of 2014, compared to 39.6% for the same period in 2013. A few sites were seen to be preforming at sub-optimum levels, therefore, during the third quarter of 2014, management initiated a formal optimization program to increase site operating hours and to increase overall site efficiency.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the third quarter of 2014 were $780,744 compared to $706,448 for the same period in 2013, an increase of $74,296 or 10.5%. The increase was primarily due to increased legal, accounting and a one-time payroll related expense.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event-driven direct mail. Our selling expenses in the third quarter of 2014 were $291,984 compared to $258,456 for the same period in 2013, an increase of $33,528 or 13.0%. The increase in expense was primarily due to a commission expense in the period of $27,000 and higher professional fees in the UK.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the third quarter of 2014 were $167,078 compared to $226,565 for the same period in 2013, a decrease of $59,487. The decrease was primarily due to lower engineering operating costs.

Loss from Operations

AMERICAN DG ENERGY INC.

The loss from operations in the third quarter of 2014 was $1,018,412 compared to a loss of $792,879 for the same period in 2013, an increase of $225,533 or 28.4%. The increase in the operating loss was due to a lower gross margin of $177,196 and higher operating expenses of $48,337. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $130,313 in the third quarter of 2014, compared to $155,831 for the same period in 2013.

Other Income (Expense), Net

Our other expense, net, in the third quarter of 2014 was a loss of $204,403 compared to a loss of $372,081 for the same period in 2013, a decrease of $167,678. The principal reason for this improvement was a gain of $110,897 from the fair value calculation of our warrant liability. Other expense, net, includes interest and other income, interest expense and the change in fair value of warrant liability. Interest expense was $350,892 in the third quarter of 2014 compared to $346,778 for the same period in 2013, an increase of $4,114. The change in fair value of warrant liability for the period ending September 30, 2014 resulted in a gain of $110,897 compared to a loss of $46,934 for the same period in 2013 (see “Note 7 – Warrant liability”). The principal reason for the large gain this quarter is due to the fall in our stock price and the short remaining life of the warrant liability.

Provision for Income Taxes

Our provision for taxes in the third quarter of 2014 was $22,814 compared to $3,690 for the same period in 2013. The increase is related to the timing of certain tax accruals.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a reduction in Net Loss of $75,977 in the third quarter of 2014 compared to reduction of Net Loss of $40,335 for the same period in 2013.

AMERICAN DG ENERGY INC.

First Nine Months of 2014 Compared to First Nine Months of 2013

Revenues

Revenues in the first nine months of 2014 were $6,485,715 compared to $5,591,409 for the same period in 2013, an increase of $894,306 or 16.0%. The increase in revenues was primarily due to the increase in installed operating systems and greater output of our existing energy systems during the first nine months of 2014 compared to the same period in 2013, and by an increase in our turnkey and other revenue. Our On-Site Utility energy revenue in the first nine months of 2014 was $5,846,521 compared to $5,399,499 for the same period in 2013, an increase of $447,022. Our turnkey and other revenue in the first nine months of 2014 increased to $639,194 compared to $191,910 for the same period in 2013, an increase of $447,284 or 233.1%. During the first nine months of 2014, the Company performed billable services and recorded revenue from the maintenance of energy systems and from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the first nine months of 2014, the Company operated 121 energy systems representing 7,918 kW of installed electricity plus thermal energy, compared to 109 energy systems representing 7,378 kW of installed electricity plus thermal energy for the same period in 2013. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first nine months of 2014 were $5,752,411 compared to $4,541,299 for the same period in 2013. Included in the cost of sales was depreciation expense of $1,358,173 in the first nine months of 2014, compared to $985,939 for the same period in 2013, an increase of $372,234, or 37.8%. The cost of fuel, maintenance and installation was $4,394,238 in the first nine months of 2014, compared to $3,555,360 for the same period in 2013, an increase of $838,878, which is primarily due to increased operating sites.

During the first nine months of 2014, our gross margins were 11.3% compared to 18.8% for the same period in 2013, primarily due to an increase in our cost of fuel and an increase in our depreciation expense due to more sites. Our On-Site Utility energy margins excluding depreciation were at 31.9% in the first nine months of 2014, compared to 34.9% for the same period in 2013. During the third quarter of 2014, management initiated a formal optimization program to increase site operating hours and to increase overall site efficiency.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first nine months of 2014 were $2,330,702 compared to $2,189,291 for the same period in 2013, an increase of $141,411 or 6.5%. This increase was primarily due to additional legal, accounting and consulting expenses.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the first nine months of 2014 were $800,458 compared to $948,642 for the same period in 2013, a decrease of $148,184 or 15.6%. The decrease was primarily due to the reduction of payroll, commissions, professional services and bad debt expense.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first nine months of 2014 were $629,526 compared to $782,721 for the same period in 2013, a decrease of $153,195. The decrease was primarily due to lower engineering operating costs.

Loss from Operations

The loss from operations in the first nine months of 2014 was $3,027,382 compared to loss $2,870,544 for the same period in 2013, an increase of $156,838, or 5.5%. The increase in the operating loss was primarily due to $316,806 of lower

AMERICAN DG ENERGY INC.

gross margins, which were partially offset by lower operating costs of $159,968. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $338,790 in the first nine months of 2014, compared to $439,191 for the same period in 2013.

Other Income (Expense), Net

Our other expense, net, in the first nine months of 2014 was a loss of $1,457,567 compared to a loss of $546,133 for the same period in 2013, an increase of $911,434. Other expense, net, includes interest and other income, interest expense, loss on extinguishment of debt and change in fair value of warrant liability. Interest and other income was $57,940 in the first nine months of 2014 compared to $87,919 for the same period in 2013, an decrease of $29,979. The decrease was due to less invested funds. Interest expense was $1,084,215 in the first nine months of 2014 compared to $906,124 for the same period in 2013, an increase of $178,091, or 19.7%. The higher interest expense is due to more convertible debentures paying interest in the first nine months of 2014 as compared to the same period of 2013, coupled with $42,368 of incremental interest expense associated with issuing shares to certain convertible investors in lieu of cash. We also took a non-cash charge of $533,177 in the first nine months of 2014 for the extinguishment of old EuroSite Power convertible debt exchanged for new EuroSite Power convertible debt. In the first nine months of 2014, the change in fair value of warrant liability resulted in a gain of $101,885 compared to a gain of $272,072 for the same period in 2013 (see “Note 7 – Warrant liability”).

Benefit (Provision) for Income Taxes

Our provision for state income taxes in the first nine months of 2014 was $32,694 compared to $45,329 for the same period in 2013.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a reduction of Net Loss of $406,483 in the first nine months of 2014 compared to a reduction of Net Loss of $116,148 for the same period in 2013. The change was due to other expenses related to the convertible debt extinguishment in the EuroSite Power subsidiary, offset by reduced revenue in the joint venture.

Liquidity and Capital Resources

Consolidated working capital at September 30, 2014 was $13,703,670, compared to $11,881,175 at December 31, 2013. Included in working capital were cash and cash equivalents of $12,526,841 at September 30, 2014, compared to $9,804,291 at December 31, 2013. The increase in working capital was primarily the result of a public offering during the third of quarter of 2014 whereby the Company raised $3,243,217 net of costs.

Cash used by operating activities was $902,501 in the first nine months of 2014 compared to $1,854,115 in the same period in 2013. Our short and long-term receivables balance, including unbilled revenue and allowances for bad debts, increased to $1,251,715 in the first nine months of 2014 compared to $1,046,385 at December 31, 2013, using $205,330 of cash. Amount due to the Company from related parties decreased to $20,932 in the first nine months of 2014 compared to $304,288 at December 31, 2013, due primarily to a reduction of a prepaid to a related party for equipment purchases and services to be delivered or performed during the year. Our inventory decreased to $1,702,176 in the first nine months of 2014 compared to $2,246,335 at December 31, 2013, providing $544,159 of cash. An increase in our prepaid and other current assets required the use cash of $326,378 due to an increase prepaid insurance and other fees.

Accounts payable increased to $1,086,182 in the first nine months of 2014, compared to $871,079 at December 31, 2013, providing $215,103 of cash. Our accrued expenses and other current liabilities increased to $970,634 at September 30, 2014 compared to $622,568 at December 31, 2013, providing $348,066 of cash. The amount due to related parties decreased to $143,373 in the first nine months of 2014, compared to $178,216 at December 31, 2013, using $34,843 of cash.

During the first nine months of 2014, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The Company used $3,899,360 for purchases and installation of energy systems. The Company's financing activities generated $7,524,411 of cash in the first nine months of 2014 primarily due to a third quarter public offering which raised $3,243,217 net of expenses, a loan taken by EuroSite Power Inc. from John Hatsopoulos of $3,000,000, See "Note 8 - Related Parties", and the sale of $1,450,000 of 4% convertible notes due in 2018 by EuroSite Power, Inc. See "Note 3 - Convertible debentures".

AMERICAN DG ENERGY INC.

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

On August 6, 2014, the Company issued; 2,650,000 shares of its common stock, three-year warrants to purchase up to 2,829,732 shares and five-year warrants to purchase an additional 112,538 to the underwriters with an exercise price of $1.8875 per share for net proceeds of $3,243,217. Subject to certain ownership limitations, the 2,829,732 warrants are immediately exercisable and expire on the third anniversary of the date of issuance. The 112,538 warrants were issued to the underwriting groups as compensation for services and are exercisable any time from July 31, 2015 to July 31, 2019 at which time they expire.

The Company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no cost. Therefore the Company is capital intensive. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond September 30, 2015, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

AMERICAN DG ENERGY INC.

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

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Co-Chief Executive Officer John Hatsopoulos and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures had concluded that as of December 31, 2013, our disclosure controls and procedures were not effective due to a material weaknesses in financial reporting relating to (i) lack of personnel with a sufficient level of accounting knowledge and (ii) a small number of employees dealing with general controls over information technology.

To address these weaknesses, as of  September 30, 2014, our management added a new Chief Financial Officer with public company reporting experience, an internal securities counsel, a high-level GAAP consultant and an experienced accounting firm to advise management on complex accounting issues and to enhance procedures associated with financial closings.   Our management believes that it has rectified the weakness of lack of personnel with a sufficient level of accounting knowledge.

As of September 30, 2014, our management concluded it had not yet addressed its weakness relating to a small number of employees dealing with general controls over information technology. Our management will continue to evaluate this weakness and the Company plans to take the necessary steps in the near future to remediate the weakness.

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

Changes in Internal Control over Financial Reporting:

Except for those discussed above, there were no additional changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AMERICAN DG ENERGY INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

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

Item 5. Other Information

Item 6.    Exhibit

Exhibit
Number		Description of Exhibit

10.1		The Company's 2005 Stock Option Incentive Plan as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K, as filed with the SEC on July 16, 2014).

4.1
Form of Warrant in connection with the Company’s August 2014 underwritten public offering (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the SEC on August 1, 2014).

3.1		Certificate of Incorporation, as amended and restated December 9, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Form S-3, as amended, as filed with the SEC on December 23, 2009)

3.2		By-laws, as amended and restated August 31, 2009 (incorporated by reference to Exhibit 3.2 to the Company's Form S-3, as amended, as filed with the SEC on December 23, 2009).

31.1*	–	Rule 13a-14(a) Certification of Co-Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Co-Chief Executive Officer

31.3*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.1*	–
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

____________________________________________________________________________

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DG ENERGY INC.

By: /s/ JOHN N. HATSOPOULOS
Co-Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2014

By: /s/ BENJAMIN M. LOCKE
Co-Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2014

By: /s/ GABRIEL PARMESE
Chief Financial Officer
(Principal Financial Officer)
Date: November 14, 2014