Form 10-K
period 2014-12-31
AMERICAN DG ENERGY INC
filed 2015-03-31
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the voting and non-voting shares of the registrant held by non-affiliates was approximately $55,927,933 based on a closing price per share of $1.80 on the NYSE MKT. For purposes of this calculation, an aggregate of 19,007,000 shares of common stock held directly or by affiliates of the directors and officers of the registrant have been included in the number of shares held by affiliates.

As of March 30, 2015, the registrant’s shares of common stock outstanding were: 50,669,648.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is to be incorporated herein by reference to our definitive Proxy Statement as filed with the SEC for our Annual Meeting of Stockholders to be held on 0.

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

SEE “ITEM 1A. RISK FACTORS,” “Item 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “Item 1 - BUSINESS,” AS WELL AS OTHER SECTIONS IN THIS REPORT, THAT DISCUSS SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. THE FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K RELATE ONLY TO EVENTS AS OF THE DATE OF WHICH THE STATEMENTS ARE MADE. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD- LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

AMERICAN DG ENERGY INC.

PART I

Item 1. Business.

General

American DG Energy Inc., or the Company, we, our, or us, distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat and cooling. Our business model is to own the equipment that we install at customers' facilities and to sell the energy produced by these systems to the customer on a long-term contractual basis. We call this business the “On-Site Utility”.
We offer natural gas powered cogeneration systems that are reliable and energy efficient. Our cogeneration systems produce electricity from an internal combustion engine driving a generator, while the heat from the engine and exhaust is recovered and typically used to produce heat and hot water for use at the site. We also distribute and operate water chiller systems for building cooling applications that operate in a similar manner, except that the engine's power drives a large air-conditioning compressor while recovering heat for hot water. Cogeneration systems reduce the amount of electricity that the customer must purchase from the local utility and produce valuable heat and hot water for the site to use as required. By simultaneously providing electricity, hot water and heat, cogeneration systems also have a significant, positive impact on the environment by reducing the carbon dioxide or CO2, produced by replacing a portion of the traditional energy supplied by the electric grid and conventional hot water boilers.
Distributed generation of electricity (DG), often referred to as cogeneration systems, or combined heat and power systems (CHP), is an attractive option for reducing energy costs and increasing the reliability of available energy. DG has been successfully implemented by others in large industrial installations over 10 Megawatts (MW), where the market has been growing for a number of years, and is increasingly being accepted in smaller size units because of technology improvements, increased energy costs and better DG economics. We believe that our target market (users of up to 1 MW) has been barely penetrated and that the reduced reliability of the utility grid, increasing cost pressures experienced by energy users, advances in new, low cost technologies and DG-favorable legislation and regulation at the state and federal level will drive our near-term growth and penetration of the target market. The Company maintains a website at www.americandg.com, but our website address included in this Annual Report is a textual reference only, and the information in the website is not incorporated by reference into this Annual Report.
The Company was incorporated as a Delaware corporation on July 24, 2001 to install, own, operate and maintain complete DG systems, or energy systems, and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. As of December 31, 2014, we had installed energy systems, representing an aggregate of approximately 8,186 kilowatts, or kW, 60.0 million British thermal units, or MMBtu's, of heat and hot water and 4,525 tons of cooling. kW is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated. Due to the high efficiency of CHP systems, the Environmental Protection Agency (EPA), has recognized CHP as a means to improve the environment.
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
We believe that the largest number of potential DG users in the U.S. require less than 1 MW of electric power and less than 1,200 tons of cooling capacity. We are able to design our systems to suit a particular customer's needs because of our ability to place multiple units at a site. This approach is part of what allows our products and services to meet changing power and cooling demands throughout the day (also from season-to-season) and greatly improves efficiency.
American DG Energy purchases energy equipment from various suppliers. The primary type of equipment used is a natural gas-powered, reciprocating engine provided by Tecogen Inc., or Tecogen, an affiliate of the Company. Tecogen is a leading manufacturer of natural gas, engine-driven commercial and industrial cooling and cogeneration systems suitable for a variety of applications, including hospitals, nursing homes and schools. A CHP system simultaneously produces two types of energy - heat and electricity - from a single fuel source, generally natural gas. The two key components of a CHP system are an internal combustion reciprocating engine and an electric generator. The clean natural gas fired engine spins a generator to produce electricity. The natural byproduct of the working engine is heat. The heat is captured and used to supply space heating, domestic hot water heating, laundry hot water, or heating for swimming pools and spas. While Tecogen is our

AMERICAN DG ENERGY INC.

principal supplier of CHP equipment, we believe there are enough alternative vendors of CHP to satisfy the Company's needs.
In July 2010, the Company established EuroSite Power Inc., or EuroSite Power, a subsidiary formed to introduce the Company's On-Site Utility solution into the European market. As of December 31, 2014 the Company owned a 50.1% interest in EuroSite Power and had consolidated EuroSite Power into its financial statements in accordance with generally accepted accounting principles, or GAAP.

As power sources that use alternative energy technologies mature to the point when they are both reliable and economical, we will consider employing them to supply energy for our customers. We regularly assess the technical, economic, reliability and emissions issues associated with systems that use solar, micro-turbine or fuel cell technologies to generate power.
The Company and its Affiliates

EuroSite Power, Tecogen and Ilios Inc., or Ilios, are affiliated companies by virtue of common ownership. The common stockholders include:

•
John N. Hatsopoulos, the Co-Chief Executive Officer and a director of the Company who holds 19.4% of its common stock is also: (a) the Chairman of EuroSite Power and holds 4.3% of their common stock; (b) the Chief Executive Officer and a director of Tecogen and holds 23.4% of their common stock and (c) a director of Ilios and holds 7.2% of their common stock.

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos' brother, holds 13.0% of the Company's common stock and also: (a) holds of 22.4% of Tecogen's common stock; (b) holds 3.1% of Ilios's common stock and (c) holds 0.7% of EuroSite Power's common stock.

Background and Market
The delivery of energy services to commercial and residential customers in the U.S., we believe, has evolved over many decades into an inefficient and increasingly unreliable structure. Power for lighting, air conditioning, refrigeration, communications and computing demands comes almost exclusively from centralized power plants serving users through a complex grid of transmission and distribution lines and substations. Even with continuous improvements in central station generation and transmission technologies, today's power industry is only about 33% efficient, meaning that it discharges to the environment roughly twice as much heat as the amount of electrical energy delivered to end-users (see Energy Information Administration, Voluntary Reporting of Greenhouse Gases, 2004, Section 2, Reducing Emissions from Electric Power, Efficiency Projects: Definitions and Terminology, page 20, available at http://www.eia.gov/oiaf/1605/archive/vr04data/pdf/0608(04).pdf. This website address and any other website addresses included in this Annual Report on Form 10-K are included as textual references only and the information in such websites is not incorporated by reference into this Annual Report on Form 10-K). Since coal accounts for more than half of all electric power generation, these inefficiencies are a major contributor to rising atmospheric CO2 emissions. As countermeasures are sought to limit global warming, environmental pressures against coal will favor the deployment of alternative energy technologies.
On-site boilers and furnaces burning either natural gas or petroleum distillate fuels produce most thermal energy for space heating and hot water services. This separation of thermal and electrical energy supply services has persisted despite a general recognition that CHP can be significantly more energy efficient than central generation of electricity by itself. Except in large-scale industrial applications (e.g., paper and chemical manufacturing), cogeneration has not yet attained general acceptance. This is due, in part, to the long-established monopoly-like structure of the regulated utility industry. Also, the technologies previously available for small on-site cogeneration systems were incapable of delivering the reliability, cost and environmental performance necessary to displace or even substantially modify the established power industry structure.
Because of these factors, electricity reserve margins have declined, and the reliability of service has begun to deteriorate, particularly in regions of high economic growth. Widespread acceptance of computing and communications technologies by consumers and commercial users has further increased the demand for electricity, while also creating new requirements for very high power quality and reliability. At the same time, technological advances in emission control, microprocessors and internet technologies have sharply altered the competitive balance between centralized generation and DG. These fundamental shifts in economics and requirements are key to the emerging opportunity for DG equipment and services.

AMERICAN DG ENERGY INC.

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

•	Rapid adaptation to changing demand requirements (e.g., weeks, not years, to add new generating capacity where and when it is needed).

•	Ability to by-pass transmission line and substation bottlenecks in congested service areas.

•	Avoidance of site and right-of-way issues affecting large-scale power generation and distribution projects.

•	Clean operation, in the case of natural gas fired reciprocating engines using microprocessor combustion controls and low-cost exhaust catalyst technology developed for automobiles.

•	Rapid economic paybacks for equipment investments, as fast as four to six years when compared to existing utility costs and technologies.

•
Decreased sensitivity to fuel prices due to high overall efficiencies achieved with cogeneration of electricity and thermal energy, including the use of waste heat to operate absorption type air conditioning systems (displacing electric-powered cooling capacity at times of peak summer demand).

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

AMERICAN DG ENERGY INC.

energy. Because less fuel is combusted, greenhouse gas emissions, such as carbon dioxide (CO2), as well as criteria air pollutants like nitrogen oxides (NOx) and sulfur dioxide (SO2), are reduced." (See: http://epa.gov/chp/basic/environmental.html).
Business Model
We are a DG onsite energy company that sells energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers with a typical term of 10 to 15 years. We install our systems at no cost to our customers and retain ownership of the system. Because our systems operate at over 90% efficiency (versus less than 33% for the existing power grid -see Environmental and Energy Study Institute (EESI), Energy Generation and Distribution Efficiency, available at http://www.eesi.org/generation_distribution. This website address and any other website addresses included in this Annual Report on Form 10-K are included as textual references only and the information in such websites is not incorporated by reference into this Annual Report on Form 10-K), we are able to sell the energy produced by these systems to our customers at prices below their existing cost of electricity (or air conditioning), heat and hot water. Our cogeneration systems consist of natural gas-powered internal combustion engines that drive an electrical generator to produce electricity and that capture the engine heat to produce space heating and hot water. Our energy systems also can be configured to drive a compressor that produces air conditioning and that also captures the engine heat. As of December 31, 2014, we had 123 energy systems operational.
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
Since we own and operate the energy systems and since our customers have no investment in the units, our customers benefit from no capital requirements and no operating responsibilities. We manage the energy systems so our customers require no staff, and have no energy system responsibilities. They are bound, however, to pay for the energy supplied by the energy systems over the term of the agreement.
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

Energy Sales

For customers seeking an alternative to the outright purchase of CHP equipment, we will install, maintain, finance, own and operate complete on-site CHP systems that supply, on a long-term, contractual basis, electricity and other energy services. We sell the energy to customers at a guaranteed discount rate to the rates charged by conventional utility suppliers. Customers benefit from our On-Site Utility in a number of ways:

AMERICAN DG ENERGY INC.

•	Guaranteed lower price for energy

•	Only pay for the energy they use

•	No capital costs for equipment, engineering and installation

•	No equipment operating costs for fuel and maintenance

•	Immediate cash flow improvement

•	Significant green impact by the reduction of carbon produced

•	No staffing, operations and equipment responsibility
Customers are billed monthly and benefit from a reduction in their current energy bills without the capital costs and risks associated with owning and operating a cogeneration or chiller system. Also, by outsourcing the management and financing of on-site energy facilities to us, they can reap the economic advantages of DG without the need for retaining specialized in-house staff with skills unrelated to their core business. We also agree to obtain any necessary permits or regulatory approvals at our sole expense. Our agreements are generally for a term of 15 years, renewable for two additional five years terms upon the mutual agreement of the parties.

In regions where high electricity rates prevail, such as the Northeast, monthly payments for CHP energy services can yield attractive paybacks (e.g. in some cases as quickly as 3-5 years) on our investments in On-Site Utility projects. The price of natural gas has a minor effect on the financial returns obtained from our energy service contracts because we believe the value of hot water and other thermal services produced from the recovered heat generated by the internal combustion engine in our on-site DG system will generally increase or decrease faster relative to higher or lower fuel costs. This recovered energy, which comprises up to 60% of the total heating value of fuel supplied to our CHP equipment, displaces some fuel use, but requires less than would otherwise be burned in a conventional boiler. Each of our customer sites becomes a profit center. The example below presents the energy supplied by two 75 kW cogeneration units and the economics of a typical energy service contract where we supply 80% of the site's heat and hot water and 45% of the site's electricity. Our customers range from hotels to nursing homes and apartment buildings and they usually require two energy systems or more. The savings calculations in the example are based on many variables, such as the customer's base electricity charge per kWh, the kW used at the site, the operating time of the equipment, the customer's base gas price per 1 million BTU, or British Thermal Units, the net heat recovery of our equipment, the efficiency of the customer's boiler, the electric demand savings rate and the discount to the customer, which may range from 0% to 10%. The economics of the Company's typical energy service contract assumes that the customer's base electric rate per kWh and gas price per 1 million BTU is greater than or equal to $0.14 per kWh and 1 million BTU at $12.00, respectively. The example also reflects a 2% of expected annual increase in energy costs that should occur over a 15-year period:

	Annual	Term (15 years)
American DG Energy Revenue	$284,000	$4,908,000
American DG Energy Gross Margin	$84,000	$1,456,000
Customer Savings	$32,000	$545,000
The example reflects an American DG Energy investment of $345,000 with a payback in 4 years or a 25% internal rate of return.
Energy Producing Products
We typically offer cogeneration units sized to produce 75 kW to 100 kW of electricity, water chillers sized to produce 200 to 400 tons of cooling and ultra-high-efficiency heating products, such as with the high efficiency water heater.
For cogeneration, we prefer a modular design approach to allow us to group multiple units together to serve customers with considerably larger power requirements. Often, cogeneration units are conveniently dispersed within a large operation, such as a hospital or campus, serving multiple process heating systems that would otherwise be impractical to serve from a single large machine. The equipment we select often yield overall energy efficiencies in excess of 80% (from our equipment supplier's specifications). We also purchase energy equipment that incorporates mechanical work to extract heat from the environment, like high-efficiency water heaters, in order to supplement the chemical energy available in the fuel. The result is a significant boost in efficiency and reduced carbon emissions relative to conventional heating systems.
Many other DG technologies are challenged by technical, economic and reliability issues associated with systems that generate power using solar, micro-turbine or fuel cell technologies, which have not yet proven to be economical for

AMERICAN DG ENERGY INC.

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

For the customers that want to own the CHP system themselves, we offer our “turn-key” option whereby we provide equipment, systems engineering, installation, interconnect approvals, on-site labor and startup services needed to bring the complete CHP system on-line. For some customers, we are also paid a fee to operate the systems and may receive a portion of the savings generated from the equipment.

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

We focus our marketing efforts on senior management and technical personnel, who are best situated to recognize the gain in cash flow, the increase in net income and the preservation of capital we offer. As such, our energy sales are focused on reaching these decision makers. Additionally, we have benefited with increased sales and maintenance support through our consolidated 51.0% joint venture with AES-NJ Cogen Co. and American DG NY LLC, or ADGNY. AES-NJ Cogen Co. is an established developer of small cogeneration systems.

The Company is continually expanding its sales efforts by developing joint marketing initiatives with key suppliers to our target industries.

DG is enjoying growing support among state utility regulators seeking to increase the reliability of electricity supply with cost effective and environmentally responsible demand-side resources. New York, New Jersey, Connecticut and Massachusetts are among the states that encourage DG through inter-connecting standards, incentives and/or supply planning. Unlike large central station power plants, DG investments can be made in small increments and with lead-times as short as just a few months.

Competition

We compete with established utilities that provide electricity, wholesale electricity and gas utility distributors, companies that provide services similar to ours, and other forms of alternative energy. DG is beginning to gain acceptance in regions where energy customers are dissatisfied with the cost and reliability of traditional electricity service. These end-users, together with growing support from state legislatures and regulators, are creating a favorable climate for the growth of DG that is overcoming the objections of established utility providers. In our target markets, we compete with large utility companies such as Con Edison, Inc. and Long Island Power Authority in New York, Public Service Electric and Gas Company (PSE&G) in New Jersey, and Eversource and National Grid USA Service Company, Inc. in Massachusetts. Those companies are much larger than us in terms of revenues, assets and resources. We aim to compete with large utility companies by selling electricity to the same commercial building customers. We sell directly to each building customer, but typically only supply 20%-60% of the electricity needs of the building. The remaining portion is supplied by the electric utility. We aim to compete with electric utilities by selling electricity at a lower price. However, there is no assurance we will be able to provide electricity at a lower price.

AMERICAN DG ENERGY INC.

In the United Kingdom, we primarily compete with Cogenco Limited, a subsidiary of Dalkia PLC and ENER-G plc, both alternative energy companies with customers in the 50-5,000 kW range, and Jenbacher, a subsidiary of General Electric Company via their UK distributor Clarke Energy Ltd. Other companies in the same market are Pure World Energy and Vital Energi. Competing equipment manufactures also selling CHP solutions include SAV Systems, Worcester Bosch, Veissman and Baxi-SenerTec UK. Elsewhere in Europe competition includes CogenGreen S.A., Capstone Turbine Corporation, Cummins Power Generation Inc, EC Power Systems, Baxi-SenerTec UK, MicroPower Europe, Guascor Power, Icogen SA and Pasch y Cia SA.

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

There are a number of energy service companies that offer related services. These companies include Siemens AG, Honeywell International Inc. and Johnson Controls Inc. In general, these companies seek large, diverse projects for electric demand reduction for campuses that include building lighting and controls, and electricity (on rare occasions) or cooling. Because of their overhead structures, these companies often solicit large projects rather than individual properties. Since we focus on smaller projects for energy supply, we believe we are suited to work in tandem with these companies when the opportunity arises.

There are also a few local emerging cogeneration developers and contractors that are attempting to offer services similar to ours. To be successful, they would need to have the proper experience in equipment and technology, installation contracting, equipment maintenance and operation, economic site evaluation, project financing and energy sales plus capability of covering a broad region.
Material Contracts
American DG Energy signed a Facilities and Support Services Agreement with Tecogen on January 1, 2006, as amended. The term of the agreement is 1 year. Certain portions of the agreement, including office space allocation, are renewed or amended annually upon mutual written agreement.

On August 8, 2014, the Company entered into a new Facilities, Support Services and Business Agreement with Tecogen. This agreement between the Company and Tecogen states that in exchange for consideration Tecogen will provide the Company with, among other things; (1) certain office space; (2) certain business support services; (3) certain rights to purchase Cogeneration products directly from Tecogen at a discounted price; (4) certain rights to purchase Tecogen services at a discounted price; (5) certain rights that allow the Company to purchase Tecogen products from Tecogen’s sales representatives; and (6) the right to certain royalty fees. The Agreement was effective July 1, 2014 and shall expire on July 1, 2015. Under this agreement the Company leases from Tecogen approximately 3,282 square feet. The amount that the Company pays Tecogen for the space and services that Tecogen provides under the agreement is approximately $6,495 per month.

We have granted Tecogen sales representation rights to our On-Site Utility energy service in California.
In October 2009, as amended on November 12, 2013, the Company entered into a five-year exclusive distribution agreement with Ilios, a subsidiary of Tecogen that was formed in April 2009 to develop and distribute a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provide twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles. Under terms of the agreement, the Company has exclusive rights to incorporate Ilios' products in its energy systems throughout the European Union and New England. The Company also has non-exclusive rights to distribute Ilios' products into the remaining parts of the United States and the world in cases where the Company retains ownership of the equipment for its On-Site Utility business. The agreement allows Ilios to appoint sales representatives in the European Union (EU) in addition to the Company.

AMERICAN DG ENERGY INC.

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

Compliance with Environmental Laws

We are not required to comply with any environmental laws that are particular to our business, either in the United States or Europe. However, it is our policy to be environmentally conscientious in every aspect of our operations.

Employees

As of December 31, 2014, the Company employed twenty-five active full-time employees and one part-time employee. We believe that our relationship with our employees is satisfactory. None of our employees are represented by a collective bargaining agreement.

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

We have incurred losses in each of our fiscal years since inception. There is no assurance that profitability will be achieved in the near term, if at all in the future.

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

Our onsite utility concept is largely unproven in the United States and United Kingdom and may not be accepted by a sufficient number of customers.

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

AMERICAN DG ENERGY INC.

The economic viability of our projects depends on the price spread between fuel and electricity, and the variability of the prices of these components creates a risk that our projects will be uneconomic.

The economic viability of DG projects is dependent upon the price spread between fuel costs and electricity prices. Volatility in one component of the spread, the cost of natural gas and other fuels (e.g., propane or distillate oil) can be managed to a greater or lesser extent by means of futures contracts. However, the regional rates charged for both base load and peak electricity services may decline periodically due to excess capacity arising from over-building of utility power plants or recessions in economic activity. Any sustained weakness in electricity prices could significantly limit the market for our cogeneration, cooling equipment and On-Site Utility energy services.

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

Operating diverse on-site utility sites across many different locations presents significant maintenance challenges.

We operate 123 systems at various locations which require considerable monitoring and maintenance on a twenty-four hour basis. Managing multiple sites simultaneous creates challenges of engineering resource and spare part availability.

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

Investment in our common stock is subject to price fluctuations which have been significant for emerging growth companies like us.

Historically, valuations of emerging growth companies have been highly volatile. The securities of many of these companies have experienced significant price and trading volume fluctuations, unrelated to the operating performance or the prospects of such companies. If the conditions in the equity markets further deteriorate, we may be unable to finance our additional funding needs in the private or the public markets. There can be no assurance that any future offering will be

AMERICAN DG ENERGY INC.

consummated or, if consummated, will be at a share price equal or superior to the price paid by our investors even if we meet our technological and marketing goals.

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

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions could adversely impact our business in 2015 and beyond.

The current economic conditions could adversely impact our business in 2015 and beyond, resulting in reduced demand for our products, increased rate of order cancellations or delays, increased risk of excess and obsolete inventories, increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable.

There are material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which could harm our operating results or cause us to fail to meet our reporting obligations.

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal accounting officer have performed an evaluation of controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported as and when required. Management conducted an evaluation of our internal control over financial reporting and based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of the end of the period covered by this report. The Company currently has material weaknesses in financial reporting relating to the lack of a sufficient number of controls over manual processes of revenue recognition. This constitutes a material weakness in financial reporting. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and might require us to incur additional costs to improve our internal control system.

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

AMERICAN DG ENERGY INC.

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

Market

Our common stock is traded on the NYSE MKT under the symbol ADGE. Prior to October 19, 2009, our stock was traded on the OTC Bulletin Board. The following table sets forth the high and low sale prices of the Company’s common stock for 2014 and 2013, as reported by the exchange.

	2014		2013
Quarter	High	Low	High	Low

First Quarter	$2.50	$1.64	$2.53	$2.00
Second Quarter	2.59	1.60	2.16	1.18
Third Quarter	1.89	0.92	1.82	1.24
Fourth Quarter	1.17	0.43	1.87	1.37

The closing price of our common stock as reported on the NYSE MKT on December 31, 2014 and 2013 was $0.60 and $1.70, respectively.

Issuer Purchases of Equity Securities (1)

Beginning and End Date 2014	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased To Date	Maximum Number of Shares That May Yet Be Purchased
September 22nd - 30th	37,100	$0.99	37,100	962,900
October 8th - 28th	156,797	0.93	193,897	806,103
November 3rd - 28th	157,579	0.83	351,476	648,524
December 1st - 31st	236,597	0.62	588,073	411,927

(1) On September 19, 2014, the Board of Directors of the Company approved a common stock repurchase program that shall not exceed 1,000,000 shares of common stock and shall not exceed $1,100,000 of cost. The approval allows for purchases over a 24 month period at prices not to exceed $1.30 per share.

Holders

As of March 30, 2015, there were approximately 49 holders of our common stock.

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

On August 15, 2013, in connection with the special dividend, the Company modified the conversion price of the 6%, $19,400,000 convertible debentures issued on May 23, 2011  and November 30, 2011 from $2.20 to $2.11 per share.

AMERICAN DG ENERGY INC.

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

Equity Compensation Plans

The following table provides information as of December 31, 2014, regarding common stock that may be issued under the Company’s equity compensation plans. Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the company’s stockholders (which date back to before the Company became a reporting Company under the Exchange Act).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	3,119,000	$1.32	2,373,000

Equity compensation plans not approved by security holders	—	$—	—

Total	3,119,000	$1.32	2,373,000

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

AMERICAN DG ENERGY INC.

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

Stock Options

In 2013, the Company granted nonqualified options to purchase 80,000 shares of its common stock to one director and 350,000 shares of its common stock to two employees at prices ranging between $1.54 and $1.67 per share. Those options have a vesting schedule of four years and expire in five to ten years from the date they were granted. The fair value of all options issued in 2013 was $368,044, with a weighted average grant date fair value of $0.86 per option. The grant of such options was exempt from registration under Rule 701 under the Securities Act.

In 2014, the Company granted nonqualified options to purchase 20,000 shares of its common stock to one director and 1,049,000 shares of its common stock to several employees at prices ranging between $0.52 and $2.18 per share. Those options have a vesting schedule of four years and expire in ten years. The fair value of all options issued in 2014 was $678,570, with a weighted average grant date fair value of $0.63 per option. The grant of such options was exempt from registration under Rule 701 under the Securities Act.

Convertible Debentures

On May 25, 2014, the total interest due to the debenture holders was $582,000 and the Company issued to the debenture holders 260,154 shares of common stock at $2.24 per share which was the average price of the Company's common stock during the month of April. In connection with this transaction, the Company recorded an additional charge of $42,368 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2014.

On October 3, 2014, the Company consummated a series of transactions whereby, under an agreement with the holders of the Company’s existing 6% Senior Unsecured Convertible Debentures Due 2018, or the convertible debentures, it paid the interest due under the convertible debentures through the next semiannual payment date of November 25, 2014 by delivering to the holders of the convertible debentures 1,164,000shares of common stock of its subsidiary EuroSite Power, which were owned by the Company and which had a market value of $582,000.The Company also delivered 8,245,000 additional shares of EuroSite Power it owned with an aggregate market value of $4,122,500 to the holders of the convertible debentures for prepayment of all interest which would become due under the convertible debentures through the maturity date of May 25, 2018. In connection with these transactions, the Company also delivered to the holders of the convertible debentures three year warrants with an exercise price per share of $0.60 to purchase an additional 1,164,000 shares of EuroSite Power from the Company with an aggregate market value of $84,911.

Following the payment of all current and future interest under the convertible debentures, the Company exchanged the convertible debentures which bore interest at an annual rate of 6% for non-interest bearing convertible debentures with all other terms including the principal amount, maturity date, and conversion terms and privileges remaining unchanged. The face amount of the convertible debentures at December 31, 2014 was $19,400,000. See Financial Statements, Note 4 "Convertible debentures" for the details of all convertible debenture transactions.

Item 6.    Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AMERICAN DG ENERGY INC.

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

Overview

We primarily derive sales from selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are owned by us and are installed in our customers’ buildings. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customers’ local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month. Our revenues commence as new energy systems become operational. As of December 31, 2014, we had 123 energy systems operational.

In some cases the customer may choose to own the energy system rather than have it owned by American DG Energy. In this case, we account for revenue and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue. Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. Revenues from operation and maintenance services, including shared savings are recorded when provided and verified.

We have experienced total net losses since inception of approximately $35.2 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2014 will, we believe, provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2014 and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through March 31, 2016. Beyond March 31, 2016, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital in 2016 we may need to terminate certain of our employees and adjust our current business plan. Financial considerations may cause us to modify planned deployment of new energy systems and we may decide to suspend installations until we are able to secure additional working capital. We will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business. However, we are not currently engaged in such discussions.

The Company’s operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

Related Party Transactions

See "Note 8 - Related parties" to the consolidated financial statements contained herin.

Results of Operations

AMERICAN DG ENERGY INC.

Fiscal Year Ended December 31, 2014 Compared with Fiscal Year Ended December 31, 2013

Revenues

Revenues in 2014 were $8,567,553 compared to $7,461,880 for the same period in 2013, an increase of $1,105,673 or 14.8%. The increase in revenues was primarily due to higher energy production and units operational in the United Kingdom (UK). Our On-Site Utility energy revenues in 2014 increased to $7,808,933 compared to $7,164,226 for the same period in 2013, an increase of $644,707 or 9.0%. As part of our On-Site Utility energy revenue, the revenue recognized from demand response activity was $247,518 and $112,405, for the years ended December 31, 2014 and 2013, respectively. Our turnkey and other revenues in 2014 increased to $758,620 compared to $297,654 for the same period in 2013. The revenue from our turnkey projects can vary substantially per period.

During 2014, we operated 123 energy systems, at 69 locations, representing 8,186 kW of installed electricity plus thermal energy, compared to 109 energy systems at 64 locations, representing 7,278 kW of installed electricity plus thermal energy for the same period in 2013. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems, which is derived by the monthly published price of energy (electricity, natural gas or oil) from our customers’ local utility, less the discounts we provide our customers. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in 2014 was $8,481,780 compared to $6,245,598 for the same period in 2013, an increase of $2,236,182 or 35.8%. The increase in expense was principally driven by the partial impairment of four sites totaling $723,438 in 2014, versus no site impairments in 2013. Also included in the cost of sales was an increase in depreciation expense of $461,124 to $1,843,817 in 2014, from $1,382,693 for the same period in 2013. In addition, driven by higher maintenance and fuels costs, as a result of more sites and higher gas prices in 2014, fuel, maintenance and installation costs increased by $1,051,620 to $5,914,525 in 2014 from $4,862,905 in 2013.

In 2014, our gross margins were 1.0% compared to 16.3% for the same period in 2013. The decrease was primarily due to higher maintenance, fuel and site impairment costs. Our On-Site Utility energy margins excluding site impairments and depreciation were at 30.6% in 2014 compared to 33.4% for the same period in 2013.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in 2014 were $3,238,141 compared to $2,940,833 for the same period in 2013, an increase of $297,308 or 10.1%. The increase was primarily due to additional legal staff, increased legal expense and increased external accounting and auditing expenses.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in 2014 were $1,078,351 compared to $1,383,077 for the same period in 2013, a decrease of $304,726. The reduction in costs was principally due to lower spending in the UK, as EuroSite Power moved past the start up stage during which we spent more on marketing to gain market awareness.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in 2014 were $897,445 compared to $1,018,914 for the same period in 2013, a decrease of $121,469 or 11.9%. The decrease in our engineering expenses was due to less salary and benefit costs due to lower headcount in 2014 compared to the same period in 2013. The reduction in salary and benefit costs was partially offset by higher engineering subcontracting expense.

Loss from Operations

The loss from operations in 2014 was $5,128,164 compared to $4,126,542 for the same period in 2013. The increase in the operating loss of $1,001,622 was principally due to site impairment expenses of $723,438 in 2014.

AMERICAN DG ENERGY INC.

Other Income (Expense), Net

Our other income (expense), net, in 2014 was an expense of $2,042,234 compared to an expense of $986,286 for the same period in 2013. Other income (expense), net, includes interest and other income, interest expense, debt conversion inducement expense, loss on extinguishment of debt and change in fair value of warrant liability. Interest and other income was $92,928 in 2014 compared to $49,291 for the same period in 2013. The increase was primarily due to more invested funds. Interest expense was $1,402,493 in 2014 compared to $1,292,766 for the same period in 2013, a 8.5% increase due to more interest expense from increased convertible debenture at the EuroSite Power subsidiary. In 2014, the change in fair value of warrant liability resulted in income of $125,485 compared to $257,189 in 2013 (see “Note 6 – Warrant liability”). We also took a non-cash charge of $533,177 in 2014 for the extinguishment of old EuroSite Power convertible debt which was exchanged for new EuroSite Power convertible debt and we recorded a debt conversion inducement expense of $324,977 for the conversion of EuroSite convertible debt into common shares of EuroSite Power at favorable conversion rates.

Provision for Income Taxes

Our benefit from income taxes in 2014 was $645,040 compared to a provision of $13,450 for the same period in 2013. The favorable tax provision in 2014 was principally due to "Advanced Capital Allowances" (ECA) of $649,000 from the UK, whereby we receive a cash benefit that is an acceleration of tax relief on capital expenditures of co-generation equipment put into service at approved sites in the UK.

Noncontrolling Interest

The noncontrolling interest share in the losses in ADGNY and EuroSite Power was a loss of $636,464 in 2014 compared to a loss of $239,606 for the same period in 2013. Losses at EuroSite Power were up in 2014 over 2013 largely due to convertible debt conversion inducement and convertible debt extinguishment expenses.

Liquidity and Capital Resources

Consolidated working capital at December 31, 2014 was $13,303,032, compared to $11,881,175 at December 31, 2013. Included in working capital were cash and cash equivalents of $11,825,915 at December 31, 2014, compared to $9,804,291 at December 31, 2013. The increase in working capital was largely the result of cash received from our financing activities of $8,453,717, offset by capital expenditures of $5,649,433, and the net uses of funds in operating activities of $782,660.

Cash used in operating activities was $782,660 in 2014 compared to $1,553,257 for the same period in 2013. The Company's short and long-term receivables balance, including unbilled revenue, increased to $1,156,944, in 2014 compared to $1,046,385 at December 31, 2013, reducing $110,559 of cash due to increased sales. Amounts due to the Company from related parties decreased to $39,682 in 2014 compared to $304,288 at December 31, 2013, increasing cash $264,606. Our inventory decreased to $1,153,927 in 2014 compared to $2,246,335 at December 31, 2013, supplying $1,092,408 of cash.

Accounts payable decreased to $605,530 in 2014, compared to $871,079 at December 31, 2013, requiring $265,549 of cash. The amount due to related party increased to $630,805 in 2014, compared to $178,216 at December 31, 2013, providing $452,589 of cash.

During 2014, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The Company used $5,649,433 for purchases and installation of energy systems, net of rebates and incentives of $27,500. The Company's financing activities provided $8,453,717 of cash in 2014 from the issuance of convertible debentures by Eurosite Power, the sale of the Company's common stock, the sale of common stock by EuroSite Power, a related party loan to EuroSite Power, offset by share repurchases of common stock by the Company and EuroSite Power and distributions to noncontrolling interest.

The Company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no capital cost to the customer. Therefore the Company's business model is capital intensive as the Company owns the On-Site Utility equipment. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will

AMERICAN DG ENERGY INC.

increase. Beyond March 31, 2016, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Summary of Financial Transactions

The Company has raised the majority of its funds through convertible debentures, its subsidiaries convertible debentures, unregistered private placements and public offerings of its common stock.

On May 23, 2011 and November 30, 2011, the Company issued $19,400,000 aggregate principal amount of debentures to John Hatsopoulos, the Company’s Chief Executive Officer and a principal owner of the Company. See Financial Statements, Note 4 "Convertible debentures" for the details and a full history of these convertible debentures.

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

On August 6, 2014, in a public offering, the Company issued; 2,650,000 shares of its common stock, three-year warrants to purchase up to 2,829,732 shares and five-year warrants to purchase an additional 112,538 to the underwriters with an exercise price of $1.8875 per share for net proceeds of $3,269,275.

On October 3, 2014, the Company consummated a series of transactions whereby, under an agreement with the holders of the Company’s existing 6% Senior Unsecured Convertible Debentures Due 2018, or the convertible debentures, it paid the interest due under the convertible debentures through the next semiannual payment date of November 25, 2014 by delivering to the holders of the convertible debentures 1,164,000 shares of common stock of its subsidiary EuroSite Power, which were owned by the Company. The Company also delivered 8,245,000 additional shares of EuroSite Power it owned to the holders of the convertible debentures for prepayment of all interest which would become due under the convertible debentures through the maturity date of May 25, 2018. Following the payment of all current and future interest under the convertible debentures, the Company exchanged the convertible debentures which bore interest at an annual rate of 6% for non-interest bearing convertible debentures with all other terms including the principal amount, maturity date, and conversion terms and privileges remaining unchanged.The face amount of the convertible debentures at December 31, 2014 was $19,400,000.

On June 14, 2013, EuroSite Power entered into subscription agreements with certain investors, including the Company, for a private placement of an aggregate principal amount of $4,000,000 of 4% Senior Convertible Notes Due 2015. In connection with the private placement, the Company exchanged certain notes it held, which had a principal balance of $1,100,000, for a like principal amount of the 4% Senior Convertible Notes Due 2015 and paid in cash any accrued but unpaid interest on those notes.

Effective April 15, 2014 and April 24, 2014 EuroSite Power, entered into subscription agreements with John N. Hatsopoulos, the Co-Chief Executive Officer, certain other investors and a principal owner of the Company for the sale of a $1,450,000, 4% Senior Convertible Note Due 2018.

On October 3, 2014, EuroSite Power, entered into convertible note amendment agreements, or the Note Amendment Agreements, with the Company, John N. Hatsopoulos and a principal owner of the Company, as well as certain separate convertible note conversion agreements, or the Note Conversion Agreements, with certain other investors, whereby

AMERICAN DG ENERGY INC.

$3,050,000 of EuroSite Power's convertible notes were converted into 6,100,000 shares of Eurosite Power common stock at a conversion price of $0.50 per share.

On September 19, 2014, John Hatsopoulos loaned EuroSite Power $3,000,000 without interest pursuant to a promissory note (the "Loan"). The Loan matures upon a substantial capital raise or on September 19, 2019. Prepayment of principal may be made at any time without penalty. The proceeds of the Loan will be used in connection with the development and installation of current and new energy systems in the United Kingdom and Europe. On December 30, 2014, the EuroSite Power amended and restated the existing promissory note to provide for interest at a rate of 1.85%.

See Financial Statements, Note 4 "Convertible debentures" for the details of these convertible notes and convertible notes amendment agreements.

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

Partnerships, Joint Ventures and Entities under Common Control

Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The Company consolidates all joint ventures and partnerships in which it owns, directly or indirectly, 50% or more of the membership interests and any Variable Interest Entities (VIE) in which it has a controlling financial interest. Determination of a controlling financial interest in a VIE requires management to identify and analyze all explicit and implicit variable interests in the entity and determine whether the VIE model applies. It also requires management to analyze various factors in order to determine who if anyone is the primary beneficiary of the entity. These analyses and determinations require a high level judgment. All significant intercompany accounts and transactions are eliminated. Noncontrolling interest in net assets and earnings or losses of consolidated entities are reflected in the caption “Noncontrolling interest” in the accompanying consolidated financial statements. Noncontrolling interest adjusts the consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated entities.

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

Stock-Based Compensation

AMERICAN DG ENERGY INC.

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

In some cases, the customer may choose to own the energy system rather than have it owned by American DG Energy. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue.

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

The Company is able to participate in the demand response market. Demand response programs provide payments for either the reduction of electricity usage or low capacity utilization throughout a utility territory. For the year ended December 31, 2014 and 2013, the revenue recognized from demand response activity was $247,518 and $112,405, respectively.

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

AMERICAN DG ENERGY INC.

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

Impact of New Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15 "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated from Item 15 of this Annual Report on Form 10-K.

AMERICAN DG ENERGY INC.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Co-Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Co-Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting is not effective as of December 31, 2014. Considerable progress was made during 2014 with the addition of competent staff, competent consultants and changes in processes, however, management has concluded that it is not yet satisfied with the number of controls and the number of tests of controls over the manual revenue recognition process of the Company.

Our management, including our Co-Chief Executive Officer and Chief Financial Officer, do not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Changes to Disclosure Controls and Procedures and Changes to Internal Controls over Financial Reporting:

Remediation steps taken in 2014 the appointment of a new Chief Financial Officer with public company experience, an internal securities counsel, a GAAP consultant and an experienced accounting firm to advise management on complex accounting issues and disclosure controls and processes. In addition, processes were enhanced during the year to ensure complex

AMERICAN DG ENERGY INC.

business and accounting issues are properly recorded and disclosed in accordance with GAAP. Controls were also changed and enhanced in the site construction-in-process, revenue recognition and financial reporting close processes.

AMERICAN DG ENERGY INC.

ITEM III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2015 annual meeting of stockholders, or our Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2015 annual meeting of stockholders, or our Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2015 annual meeting of stockholders, or our Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2015 annual meeting of stockholders, or our Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2015 annual meeting of stockholders, or our Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Index To Financial Statements and Financial Statements Schedules:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and December 31, 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013

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

4.2
Form of 6% Senior Unsecured Convertible Debenture Due 2018, dated November 30, 2011 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on December 2, 2011).

4.3
4% Senior Convertible Note Due 2017 issued by EuroSite Power Inc., dated as of February 20, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

4.4
Form of Common Stock Purchase Warrant pursuant to the Underwriting Agreement dated July 31, 2014 between the Company and Aegis Capital (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the SEC on August 1, 2014).

4.5	Form of 6% Senior Unsecured Convertible Debenture Due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the SEC on October 6, 2014).

4.6
Warrant Issued by American DG Energy Inc. to Purchase Shares of Common Stock of EuroSite Power Inc. Owned by It (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, as filed with the SEC on October 6, 2014).

10.1*	American Distributed Generation Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-SB, as amended, as filed with the SEC on November 2, 2006).

10.2*	2005 Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement for the 2008 Annual Meeting of stockholders, as filed with the SEC on April 29, 2008).

10.3*
Form of Stock Option Agreement under American DG Energy Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the SEC on July 16, 2014).

10.4	Operating Agreement of American DG New York LLC (incorporated by reference to Exhibit 10.6 to the Company's Form 10-SB, as amended, as filed with the SEC on November 22, 2006).

10.5	Form of Energy Purchase Agreement (incorporated by reference to Exhibit 10.6 to the Company's Form 10-SB, as amended, as filed with the SEC on November 2, 2006).

10.6
Warrant Agreement with AIM Capital Corporation d/b/a Barry Kaplan Associates dated January 15, 2011 (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K, as filed with the SEC on March 31, 2011).

10.7
Form of Subscription Agreement for 6% Senior Unsecured Convertible Debentures Due 2018, dated May 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on May 24, 2011).

10.8
Form of Subscription Agreement for 6% Senior Unsecured Convertible Debenture Due 2018, dated November 30, 2011 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the SEC on December 2, 2011).

AMERICAN DG ENERGY INC.

10.9+
Facilities and Support Services Agreement between The Company and Tecogen Inc., dated July 1, 2012 (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2013).

10.10
First Amendment to the Facilities, Support Services and Business Agreement, dated as of July 1, 2013, between Tecogen Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on July 2, 2013).

10.11
Second Amendment to the Facilities, Support Services and Business Agreement, dated as of November 12, 2013, between Tecogen Inc. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2013).

10.12+
Sales Representative Agreement between The Company and Ilios Dynamics, dated October 20, 2009 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2013).

10.13
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

10.15
Subscription Agreement, dated as of August 28, 2013, between Charles T. Maxwell IRA and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on August 29, 2013).

10.16
Subscription Agreement, dated as of September 4, 2013, between Frost Gamma Investments Trust and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2013).

10.17
Consulting Agreement, dated as of September 27, 2013, between Anthony S. Loumidis and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on September 27, 2013).

10.18
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

10.20
Note Exchange Agreement between EuroSite Power Inc. and the Company, dated as of February 20, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

10.21
Form of Guaranty relating to the Note Exchange Agreement between EuroSite and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

10.22
Convertible Note Amendment Agreement between the Company, EuroSite Power and certain investors, dated October 3, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on October 6, 2014).

10.23
Exchange Agreement dated January 29, 2015 between the Company and IN Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on February 4, 2015).

AMERICAN DG ENERGY INC.

10.24*
Separation and Release of Claims Agreement, dated February 6, 2015, between the Company, EuroSite Power, Tecogen, Illios and Barry Sanders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on February 9, 2015).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Form 10-SB, as amended, as filed with the SEC on November 2, 2006).

16.1	Letter on change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's current report on Form 8-K/A dated September 24, 2010).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K as filed with the SEC on March 31, 2011).

23.1#	Consent of Wolf & Company, P.C.

23.2# Consent of McGladrey LLP

31.1#	Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.2# Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.3#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (Furnished herewith).

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

AMERICAN DG ENERGY INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Benjamin M. Locke
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gabriel J. Parmese
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Dated: March 31, 2015

AMERICAN DG ENERGY INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Maxwell	Chairman of the Board and Director	March 31, 2015
Charles T. Maxwell

/s/ John N. Hatsopoulos	Director and Co-Chief Executive Officer	March 31, 2015
John N. Hatsopoulos	(Principal Executive Officer)

/s/ Benjamin Locke	Co-Chief Executive Officer	March 31, 2015
Benjamin Locke	(Principal Executive Officer)

/s/ Gabriel J. Parmese	Chief Financial Officer, Treasurer and Secretary	March 31, 2015
Gabriel J. Parmese	(Principal Financial and Accounting Officer)

/s/ Deanna M. Petersen	Director	March 31, 2015
Deanna M. Petersen

/s/ Francis A. Mlynarczyk	Director	March 31, 2015
Francis A. Mlynarczyk

/s/ Christine M. Klaskin	Director	March 31, 2015
Christine M. Klaskin

/s/ John Rowe	Director	March 31, 2015
John Rowe

/s/ Joan Giacinti	Director	March 31, 2015
Joan Giacinti

/s/ Elias Samaras	Director	March 31, 2015
Elias Samaras

AMERICAN DG ENERGY INC.

Reports of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of

American DG Energy Inc.:

We have audited the accompanying consolidated balance sheet of American DG Energy Inc. and subsidiaries (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2014 consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of American DG Energy Inc. and subsidiaries as of December 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 31, 2015

AMERICAN DG ENERGY INC.

To the Board of Directors and Stockholders of

American DG Energy, Inc.

We have audited the accompanying consolidated balance sheet of American DG Energy, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American DG Energy, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts
April 9, 2014

AMERICAN DG ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,825,915	$9,804,291
Accounts receivable, net	1,140,811	988,420
Unbilled revenue	12,533	12,765
Due from related party	39,682	304,288
Inventory	1,153,927	2,246,335
Prepaid and other current assets	852,069	196,939
Total current assets	15,024,937	13,553,038
Property, plant and equipment, net	24,885,155	21,931,289
Accounts receivable, long-term	3,600	45,200
Other assets, long-term	92,148	54,768
TOTAL ASSETS	$40,005,840	$35,584,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$605,530	$871,079
Accrued expenses and other current liabilities	485,570	622,568
Due to related party	630,805	178,216
Total current liabilities	1,721,905	1,671,863
Long-term liabilities:
Convertible debentures	1,645,444	1,800,000
Convertible debentures due related parties	15,864,215	19,898,380
Warrant liability	6,780	132,265
Note payable related party	3,000,000	—
Other long-term liabilities	2,227	15,876
Total liabilities	22,240,571	23,518,384
Commitments and contingencies (Note 11)
Stockholders’ equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,140,001 and 49,817,920 issued and outstanding at December 31, 2014 and 2013, respectively	52,140	49,818
Additional paid-in capital	49,854,998	40,110,305
Accumulated deficit	(35,232,411)	(29,343,517)
Total American DG Energy Inc. stockholders’ equity	14,674,727	10,816,606
Noncontrolling interest	3,090,542	1,249,305
Total stockholders’ equity	17,765,269	12,065,911
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,005,840	$35,584,295

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DG ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2014	2013
Revenues
Energy revenues	$7,808,933	$7,164,226
Turnkey & other revenues	758,620	297,654
	8,567,553	7,461,880
Cost of sales
Fuel, maintenance and installation	5,914,525	4,862,905
Site impairments	723,438	—
Depreciation expense	1,843,817	1,382,693
	8,481,780	6,245,598
Gross profit	85,773	1,216,282
Operating expenses
General and administrative	3,238,141	2,940,833
Selling	1,078,351	1,383,077
Engineering	897,445	1,018,914
	5,213,937	5,342,824
Loss from operations	(5,128,164)	(4,126,542)
Other income (expense)
Interest and other income	92,928	49,291
Interest expense	(1,402,493)	(1,292,766)
Debt conversion inducement expense	(324,977)	—
Loss on extinguishment of debt	(533,177)	—
Change in fair value of warrant liability	125,485	257,189
	(2,042,234)	(986,286)
Loss before benefit (provision) for income taxes	(7,170,398)	(5,112,828)
Benefit/(Provision) for income taxes	645,040	(13,450)
Consolidated net loss	(6,525,358)	(5,126,278)
Loss attributable to noncontrolling interest	636,464	239,606
Net loss attributable to American DG Energy Inc.	$(5,888,894)	$(4,886,672)

Net loss per share - basic and diluted	$(0.12)	$(0.10)
Weighted average shares outstanding - basic and diluted	50,999,408	48,932,838

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DG ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	American DG Energy Inc. Stockholders
	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2012	$48,491	$37,001,439	$(24,456,845)	$983,535	$13,576,620
Distributions to noncontrolling interest	—	—	—	(311,664)	(311,664)
Ownership changes to noncontrolling interest	—	—	—	559,500	559,500
Sale of common stock, net of costs	634	951,699	—	—	952,333
EuroSite stock dividend to American DG Energy investors	—	(199,408)	—	199,408	—
Conversion of convertible debenture interest to common stock	693	1,169,358	—	—	1,170,051
Stock based compensation expense	—	538,217	—	58,132	596,349
Exercise of stock options	—	—	—	—	—
Fair value of conversion option	—	649,000	—	—	649,000
Net loss	—	—	(4,886,672)	(239,606)	(5,126,278)
Balance at December 31, 2013	49,818	40,110,305	(29,343,517)	1,249,305	12,065,911
Distributions to noncontrolling interest	—	—	—	(258,289)	(258,289)
Noncontrolling interest share of transactions affecting subsidiary ownership	—	(2,718,159)	—	2,594,103	(124,056)
Non-cash debt discount (Issuance of subsidiary common stock in conjunction with prepayment of interest on and exchange of convertible debentures)	—	4,122,500	—	84,911	4,207,411
Conversion of convertible debenture interest to common stock of subsidiary	—	582,000	—	—	582,000
Sale of subsidiary common stock, net of costs	—	1,486,329	—	—	1,486,329
Conversion of convertible debenture interest to common stock	260	624,108	—	—	624,368
Sale of common stock, net of costs	2,650	3,266,625	—	—	3,269,275
Share repurchase program	(588)	(450,108)	—	—	(450,696)
Reacquisition by subsidiary of common stock	—	(42,902)	—	—	(42,902)
Conversion of subsidiary convertible debentures into subsidiary common stock	—	2,455,377	—	—	2,455,377
Stock based compensation expense	—	418,923	—	56,976	475,899
Net loss	—	—	(5,888,894)	(636,464)	(6,525,358)
Balance at December 31, 2014	$52,140	$49,854,998	$(35,232,411)	$3,090,542	$17,765,269

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DG ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,888,894)	$(4,886,672)
Loss attributable to noncontrolling interest	(636,464)	(239,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,888,102	1,471,914
Loss on extinguishment of debt	533,177	—
Non-cash site impairments	723,438	—
Provision for losses on accounts receivable	49,322	235,638
Amortization of deferred financing costs	48,176	10,224
Decrease in fair value of warrant liability	(125,485)	(257,189)
Non-cash interest expense	1,210,086	1,170,051
Stock-based compensation	475,899	596,349
Non-cash debt conversion inducement expense	324,977	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	(159,881)	(454,053)
Due from related party	264,606	(285,916)
Inventory	1,092,408	674,109
Prepaid and other current assets	(798,263)	93,449
Increase (decrease) in:
Accounts payable	(265,549)	105,461
Accrued expenses and other current liabilities	20,610	90,148
Due to related party	452,589	136,404
Other long-term liabilities	8,486	(13,568)
Net cash used in operating activities	(782,660)	(1,553,257)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,649,433)	(5,590,055)
Net cash used in investing activities	(5,649,433)	(5,590,055)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	1,450,000	2,947,380
Proceeds from sale of common stock, net of costs	3,269,275	952,333
Proceeds from sale of subsidiary common stock, net of costs	1,486,329	—
Proceeds from note payable related party loan to subsidiary	3,000,000	—
Purchases of common stock, net of costs	(450,696)	—
Share repurchases by subsidiary	(42,902)	—
Principal payments on capital lease obligations	—	(3,365)
Distributions to noncontrolling interest	(258,289)	(311,664)
Net cash provided by financing activities	8,453,717	3,584,684
Net increase (decrease) in cash and cash equivalents	2,021,624	(3,558,628)
Cash and cash equivalents, beginning of the period	9,804,291	13,362,919
Cash and cash equivalents, end of the period	$11,825,915	$9,804,291

Supplemental disclosures of cash flows information:

AMERICAN DG ENERGY INC.

Cash paid during the period for:
Income taxes	$59,317	$68,762
Interest	$131,367	$115,635

Non-cash investing and financing activities:
Interest on convertible debentures paid in stock of subsidiary	$585,718	$—
Conversion of convertible debenture interest into common stock	$624,368	$1,164,000
Convertible debenture interest adjustment	$—	$6,051
Conversion of subsidiary convertible debentures into subsidiary common stock	$2,455,377	$—
Fair value of warrant exchanged for future convertible debenture interest	$84,911	$—
Non-cash debt discount (issuance of subsidiary common stock in conjunction with prepayment of interest on and exchange of convertible debentures)	$4,207,411	$—

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DG ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company derives revenues from selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are generally owned by the Company and are installed in its customers’ buildings. Each month the Company obtains readings from energy meters to determine the amount of energy produced for each customer. The Company multiplies these readings by the appropriate published price of energy (electricity, natural gas or oil) from its customers’ local energy utility, to derive the value of its monthly energy sale, less the applicable negotiated discount. The Company’s revenues per customer on a monthly basis vary based on the amount of energy produced by its energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month. The Company’s revenues commence as new energy systems become operational. As of December 31, 2014, the Company had 123 energy systems operational. In some cases the customer may choose to own the system rather than have it owned by American DG Energy.

Note 2 — Summary of significant accounting policies:

Principles of Consolidation and Basis of Presentation:

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include the Company's 51.0% joint venture, American DG New York, LLC, or ADGNY, and its 50.1% owned subsidiary EuroSite Power Inc., or EuroSite Power. The interests in underlying energy system projects in the joint venture vary between the Company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the Company according to the joint venture agreement. Distributions, however, are made based on the economic ownership. The economic ownership is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The Company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner each quarter. On the Company’s balance sheet, noncontrolling interest represents the partner’s investment in the entity, plus its share of after tax profits less any cash distributions. The Company owned a controlling 51.0% legal interest and had a 62.5% economic interest in ADGNY as of December 31, 2014.

As of December 31, 2014 and December 31, 2013, the Company owned a 50.1% and a 70.7%, interest in EuroSite Power, respectively, and has consolidated EuroSite Power into its financial statements in both years in accordance with GAAP.

The Company has consolidated the operating results and financial position of EuroSite Power as it has determined it has a controlling financial interest in EuroSite Power. This determination was based on application of the variable interest entity (VIE) model which determines whether a controlling financial interest exists by other than majority voting ownership. In applying the VIE model, the Company considered the explicit and implicit variable interests which exist in EuroSite Power including its own and its ability to direct the activities of EuroSite Power which most significantly effect it’s economic performance and the Company’s obligation to absorb the expected losses of EuroSite Power.  In addition to its equity ownership in EuroSite Power, the Company has an implicit variable interest in EuroSite Power through its guarantee of the long term convertible indebtedness of EuroSite Power. This results in the Company’s voting ownership being disproportional to its obligation to absorb the expected losses of EuroSite Power. This combined with the fact that substantially all of EuroSite Power’s  activities either involve or are conducted on behalf of the Company results in EuroSite Power being considered a VIE.

AMERICAN DG ENERGY INC.

The current level of the Company’s ownership results in the Company’s ability to control the activities which most significantly effect the economic performance of EuroSite  Power. This combined with the Company’s obligation to absorb losses which could be significant to EuroSite Power qualify the Company as the primary beneficiary of EuroSite Power. As the primary beneficiary of a VIE, the Company is required to consolidate the operating results and financial position of the VIE.

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

The Company provides a guarantee with respect to the outstanding third party convertible indebtedness under EuroSite Power’s convertible debentures which it was not contractually obligated to provide. During 2013, the Company loaned $1,100,000 to EuroSite Power which it was not contractually obligated to do. The loan was made to facilitate deployment of new energy systems and the loan was ultimately converted into common stock of EuroSite Power. The Company also helps facilitate and assists EuroSite Power in obtaining additional sources of financing.

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements. The Company’s revenue is generated in the United States of America and in the United Kingdom. During the years ended December 31, 2014 and 2013 revenue generated in the United States amounted to $6,989,680 and $6,623,001, respectively, and revenue generated in the United Kingdom amounted to $1,577,873 and $838,879 respectively.  At December 31, 2014, $18,536,250 of the Company’s long lived assets were located in the United States of America and $6,348,905 were located in the United Kingdom.  At December 31, 2013, $17,900,959 of the Company’s long lived assets were located in the United States of America and $4,030,330 were located in the United Kingdom.

The Company has experienced total net losses since inception of approximately $35.2 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next twelve months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2016, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

In 2014, the Company raised $8,453,717, net of issuance costs, share repurchases and distributions, from the sale of the Company and its subsidiary's common stock, its subsidiaries loans and convertible debt. If the Company is unable to raise additional capital in 2016 it may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

AMERICAN DG ENERGY INC.

when provided and verified. Maintenance service revenue is recognized over the term of the agreement and is billed on a monthly basis in arrears.

In some cases, the customer may choose to own the energy system rather than have it owned by American DG Energy. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company records the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue.

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations.

The Company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. For the year ended December 31, 2014 and 2013, the revenue recognized from demand response activity was $247,518 and $112,405, respectively.

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

Concentration and Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. As of December 31, 2014, the Company had a balance of $10,771,457 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit.

During the years ended December 31, 2014 and 2013, one customer accounted for 11.0% and 12.0% of revenue, respectively.

Accounts Receivable

The Company maintains receivable balances primarily with customers located throughout New York, New Jersey and the United Kingdom. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Generally, such losses have been within management’s expectations. Bad debt is written off when identified.

At December 31, 2014 and 2013, the allowance for doubtful accounts was $112,000 and $183,201, respectively. Included in accounts receivable are amounts from four major customers accounting for approximately 27.0% and 35.0% of total accounts receivable for the years ended December 31, 2014 and 2013, respectively.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of December 31, 2014 and 2013, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

AMERICAN DG ENERGY INC.

Most of the Company’s cogeneration unit purchases for the years ended December 31, 2014 and 2013 were from one vendor (see “Note 8 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the Company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen Inc., or Tecogen (see “Note 8 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The Company reviews the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. The Company evaluates the recoverability of its long-lived assets when potential impairment is indicated by comparing the remaining net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company’s energy systems is the lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. During 2014, the Company recorded asset impairment losses totaling $723,438 relating to certain of its energy systems as a result of changing or unexpected conditions with respect to the energy systems which impact the estimated future cash flows. The conditional changes impacting the estimated future cash flows related to these assets resulted from changes in the level of demand for electricity and/or hot water at particular installations, finalization of start-up period customization at particular installations and/or price changes in electrical and natural gas rates, all of which impacted estimated future cash flows.

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of the installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. During 2014 and 2013, the amount of rebates applied to the cost of construction was $27,500 and $285,718, respectively.

Stock Based Compensation

Stock based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis over the expected life for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the Company’s historic volatility over the expected life of the option grant. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the Company normally issues new shares.

See “Note 5 – Stockholders’ equity” for a summary of the restricted stock and stock option activity under the Company’s stock-based employee compensation plan for the years ended December 31, 2014 and 2013, respectively.

Loss per Common Share

AMERICAN DG ENERGY INC.

The Company computes basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of its common stock for the period. For the year ended December 31, 2014, the Company excluded 15,763,083 anti-dilutive shares resulting from exercise of stock options, warrants and shares issuable in connection with convertible debentures, and for the year ended December 31, 2013, the Company excluded 12,088,313 anti-dilutive shares resulting from exercise of stock options, warrants and unvested restricted stock. All shares issuable for both years were anti-dilutive because of the reported net loss.

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

The tax years 2003 through 2013 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company would record any such interest and penalties as a component of interest expense. The Company does not expect any material changes to the unrecognized benefits within twelve months of the reporting date.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and amounts due to/from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and amounts due to/from related parties approximate their fair values based on their short-term nature. The warrant liability is recorded at fair value. The loan payable to related party is at fair value. The carrying value of the convertible debentures on the balance sheet at December 31, 2014 approximates fair value as the terms approximate those currently available for similar instruments. See “Note 9 - Fair value measurements.”

Reclassifications

In our 2013 Consolidated Balance Sheet, certain amounts between Convertible debentures and Convertible debentures due related parties have been reclassified to conform with current year presentation.

New Accounting Pronouncements

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

AMERICAN DG ENERGY INC.

this guidance recognized at the date of the initial application. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Note 3 — Property, plant and equipment:

Property, plant and equipment consist of the following as of December 31, 2014 and 2013, respectively:

	2014	2013
Energy systems	$31,185,095	$25,567,808
Computer equipment and software	132,543	122,853
Furniture and fixtures	87,051	85,079
Vehicles	226,018	243,139
	31,630,707	26,018,879
Less — accumulated depreciation	(9,509,344)	(7,621,242)
	22,121,363	18,397,637
Construction in progress	2,763,792	3,533,652
	$24,885,155	$21,931,289

Depreciation expense of property, plant and equipment totaled $1,888,102 and $1,471,914 for the years ended December 31, 2014 and 2013, respectively.

Note 4 — Convertible debentures:

American DG Energy Convertible Debentures

On May 23, 2011, the Company issued $12,500,000 aggregate principal amount of debentures to John N. Hatsopoulos, the Company’s Co-Chief Executive Officer, and a principal owner of the Company. The debentures mature on May 25, 2018 and accrue interest at the rate of 6.0% per annum payable on a semi-annual basis. At the holder’s option, the debentures may be converted into shares of the Company’s common stock at a conversion price of $2.20 per share, subject to adjustment in certain circumstances. The Company has the option to redeem at 115% of Par Value any or all of the debentures after May 25, 2016. The debentures canceled the revolving line of credit agreement with John N. Hatsopoulos, which as of May 23, 2011 had a principal amount outstanding of $2,400,000.

On November 30, 2011, the Company issued an additional $6,900,000 aggregate principal amount of debentures to the same principal owner of the Company. The debentures mature on May 25, 2018 and accrue interest at the rate of 6.0% per annum payable on a semi-annual basis. At the holder’s option, the debentures may be converted into shares of the Company’s common stock at a conversion price of $2.20 per share, subject to adjustment in certain circumstances. The Company has the option to redeem at 115% of Par Value any or all of the debentures after May 25, 2016.

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

AMERICAN DG ENERGY INC.

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

On August 15, 2013, in connection with the special dividend, the Company modified the conversion price of the 6%, $19,400,000 debentures issued on May 23, 2011 and November 30, 2011 from $2.20 to $2.11 per share. The adjustment to the conversion price was not an automatic adjustment pursuant to the original terms of the debentures. Accordingly, the adjustment to the conversion price was accounted for as a modification under ASC 470. The modification of the convertible debt instrument resulted in an increase in the fair value of the embedded conversion option and the carrying amount of the debt instrument was reduced by approximately $649,000. This debt discount is being amortized over the remaining term of the debt. In accordance with ASC 820, the fair value of the conversion option at the date of modification was determined by utilizing a binomial lattice model with the following key assumptions:

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

On May 25, 2014, the total interest due to the debenture holders was $582,000 and the Company issued to the debenture holders 260,154 shares of common stock at $2.24 per share which was the average price of the Company's common stock during the month of April. In connection with this transaction, the Company recorded an additional charge of $42,368 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2014.

On October 3, 2014, the Company consummated a series of transactions whereby, under an agreement with John N. Hatsopoulos and a principal owner of the Company whereby, the holders of the Company’s existing 6% Senior Unsecured Convertible Debentures Due 2018, paid the interest due under the convertible debentures through the next semiannual payment date of November 25, 2014 by delivering to the holders of the convertible debentures 1,164,000 shares of common stock of its subsidiary EuroSite Power, which were owned by the Company and which had a market value of $582,000. The Company also delivered 8,245,000 additional shares of EuroSite Power it owned with an aggregate market value of $4,122,500 to the holders of the convertible debentures for prepayment of all interest which would become due under the convertible debentures through the maturity date of May 25, 2018. In connection with these transactions, the Company delivered to the holders of the convertible debentures three-year warrants with an exercise price per share of $0.60 to purchase an additional 1,164,000 shares of EuroSite Power from the Company with an aggregate market value of $84,911.

These transactions are reciprocal transfers and thus exchanges of non-monetary assets which are accounted for at fair value. The fair value recognized in recording the exchanges equaled the fair market value of the EuroSite Power shares relinquished and the amount of cash the counterparties to the exchange could have received in cash in lieu of accepting the shares, which amounts were identical with the exception of the additional value ascribed to the warrants of $84,911. No gain or loss was recognized relative to these transactions under ASC 810-10-45-23 since the Company retained a controlling financial

AMERICAN DG ENERGY INC.

interest in EuroSite Power following these transactions. Accordingly, these transactions were accounted for as equity transactions with any difference between the fair value assigned and the necessary adjustment to noncontrolling interest being assigned to the additional paid-in capital of the Company.

Following the payment of all current and future interest under the convertible debentures, the Company exchanged the convertible debentures which bore interest at an annual rate of 6% for non-interest bearing convertible debentures, the 2014 Convertible Debentures, with all other terms including the principal amount, maturity date, and conversion terms and privileges remaining unchanged.

The exchange of debentures was not considered to be an extinguishment under ASC 470-50 as the debt instruments exchanged were not considered to have substantially different terms and, accordingly, no gain or loss was recognized. The existing basis in the convertible debentures prior to the exchange was carried over and an additional discount equal to the fair value of the EuroSite Power shares exchanged for future interest and the fair value of the warrants was recorded. The total discount, including the fair value of the warrant of $84,911, was $4,207,411. The revised discount is being amortized to interest expense on the interest method. The effective interest rates to fully accrete the 2014 Convertible Debentures to their face value at maturity is 7.8%.

The unamortized discount at December 31, 2014 was $4,523,051 and non-cash interest expense related to amortization of the discount in the year ended December 31, 2014 was $162,486.

Eurosite Power Convertible Debentures

On February 26, 2013, EuroSite Power issued a promissory note in the amount of $1,100,000 to the Company. Under the terms of the agreement EuroSite Power was to pay interest at a rate of 6.0% per annum payable quarterly in arrears.

                On June 14, 2013, EuroSite Power entered into subscription agreements with certain investors, including the Company, for a private placement of an aggregate principal amount of $4,000,000 of 4% Senior Unsecured Convertible Notes Due 2015, or the Notes. In connection with the private placement, the Company exchanged the promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013 for a like principal amount of the Notes and cash paid for any accrued but unpaid interest. Included among the investors subscribing for the Notes are: Bruno Meier, a director of EuroSite, in the amount of $250,000; Joan Giacinti, a director of the Company and EuroSite Power, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of the Company, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both Eurosite Power and the Company, in the amount of $300,000; Perastra Management S.A., an investor in the Company and EuroSite Power, in the amount of $1,500,000; and Yves Micheli, an investor in EuroSite Power, in the amount of $300,000. The proceeds of the offering of the Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

                The holders of the Notes are subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes will mature on June 14, 2015 and will accrue interest at the rate of 4% per annum payable in cash on a semi-annual basis. At the Investor's option, the Notes may be converted into shares of EuroSite Power's common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Investors will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Notes for an additional 3 years with an automatic decrease in interest rate to 3% per annum; or exchange the Notes for a new non-convertible note with a 3 year maturity and a 6% per annum interest rate; no accrued interest will be lost on such exchange.

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

AMERICAN DG ENERGY INC.

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

On February 20, 2014, EuroSite Power accepted certain separate note exchange agreements, or the Note Exchange Agreements, from the holders of the Notes, pursuant to which EuroSite Power exchanged the Notes for like principal amounts of 4% Senior Convertible Notes Due 2017, or the New Notes, in an aggregate principal amount of $4,000,000. Accrued but unpaid interest on the Notes was treated as accrued interest under the New Notes. Included among the investors exchanging their Notes for New Notes were: the Company, in the amount of $1,100,000; Bruno Meier, a director of EuroSite Power, in the amount of $250,000; Prime World Inc., a company controlled by Joan Giacinti, one of the Company's directors, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of the Company, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both EuroSite Power and the Company, in the amount of $300,000; Perastra Management S.A., an investor in the Company and EuroSite Power, in the amount of $1,500,000; and Yves Micheli, an investor in EuroSite Power, in the amount of $300,000.

The effect of the Note Exchange agreement (a) extended the maturity date from June 14, 2015 to June 14, 2017, (b) adjusted the conversion price of the notes which changed from 1,000 shares of EuroSite Power's common stock for each $1,000 of principal converted to 1,667 shares of EuroSite Power’s common stock for each $1,000 of principal converted, and (c) eliminated the Holders’ options to extend the Notes. The Company analyzed the impact of the Note Exchange Agreement and determined that the Notes and the New Notes were substantially different and, as a result, EuroSite Power recognized a loss on extinguishment of $713,577 to recognize the excess of the fair value of the New Notes that were issued in the exchange over the carrying value of the Notes surrendered, of which, $180,400 related to the Company's holdings and was eliminated in consolidation. The New Notes were recorded at fair value as of the date of the exchange with the difference between the fair value of the debt of $4,656,000 and the carrying value of $4,000,000, or $656,000, being recorded as a premium. The portion of the $656,000 premium attributable to the Company's holdings, or $180,400, is eliminated in consolidation. The interest method of accounting is used to amortize the premium over the life of the New Notes. The fair value of the New Notes was determined using a binomial lattice model.  The following table provides quantitative information used in the fair value measurement, including the assumptions for the significant unobservable inputs used in the binomial lattice model valuation:

Notional amount	$4,000,000
Par amount	$1,000
Interest rate	4.0
Conversion ratio	1,667
Conversion price, per share	$0.60
Stock price as of the valuation date	$0.51
Historical realized weekly volatility	87%
Risk free rate	0.9%
Discrete dividend payment rate	—%

Significant increases (decreases) in the significant unobservable inputs used in the fair value measurement of the New Notes would result in a significantly higher (lower) fair value measurement.

Effective April 15, 2014 and April 24, 2014 EuroSite Power, entered into a subscription agreements with John N. Hatsopoulos, the chairman of the Company's Board of Directors, certain other investors and a principal owner of the Company for the sale of a $1,450,000, 4% Senior Convertible Note Due 2018. The 2014 Notes will mature in four years and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the 2014 Notes may be converted into shares of the EuroSite Power’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the 2014 Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

On October 3, 2014, EuroSite Power, entered into convertible note amendment agreements, or the Note Amendment Agreements, with the Company, John N. Hatsopoulos and principal owner of the Company, as well as certain separate convertible note conversion agreements, or the Note Conversion Agreements, with certain other investors, which eliminated $3,050,000 of EuroSite Power's convertible notes.

AMERICAN DG ENERGY INC.

Among other things, the Note Amendment Agreements provided for the conversion, in full, of the principal amount of certain of the Notes and the 2014 Notes or collectively, the Converted Notes, in an aggregate principal amount of $3,050,000, pursuant to which the holders of such Converted Notes, or the Holders, agreed to convert, in full, the principal amount of the Converted Notes. In connection with the conversion, the Converted Notes were cancelled and the Holders were issued 6,100,000 shares of EuroSite Power’s common stock at a conversion price of $.50 per share, with any accrued but unpaid interest to be paid in cash.

The conversion price of $.50 per share was less than the $.60 per share that was contractually provided for on the convertible debentures. Accordingly, in accordance with ASC 470-20-40, this transaction was accounted for as an inducement conversion with the fair value of the incremental shares issued being recognized as an expense. On a consolidated basis after elimination of intercompany items, the expense recognized was $324,977.

The unamortized premium was $232,710 at December 31, 2014 and non-cash interest income related to amortization of the premium for the year-ended December 31, 2014 was $127,554, which was net with interest expense.

The Company guarantees (the “Guarantees”), the remaining Notes on a subordinated basis. Among other things, the Guarantees provide that, in the event of EuroSite Power's failure to pay principal or interest on a Note, the holder of such Note, on the terms and conditions set forth in the Notes, may proceed directly against the Company, as guarantor, to enforce the Guarantee. These securities were offered and sold to the investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The face amount of convertible debentures and the related premium or discount are as follows as of December 31, 2014 and 2013, respectively:

	2014
	American DG Energy	EuroSite Power	Total
Face amount	$19,400,000	$2,400,000	$21,800,000
Premium (discount)	(4,523,051)	232,710	(4,290,341)
	14,876,949	2,632,710	17,509,659
Less amounts due to related parties	(14,876,949)	(987,266)	(15,864,215)
	$—	$1,645,444	$1,645,444

	2013
	American DG Energy	EuroSite Power	Total
Face amount	$19,400,000	$4,000,000	$23,400,000
Premium (discount)	(601,620)	—	(601,620)
Elimination	—	(1,100,000)	(1,100,000)
	18,798,380	2,900,000	21,698,380
Less amounts due to related parties	(18,798,380)	(1,100,000)	(19,898,380)
	$—	$1,800,000	$1,800,000

Certain December 31, 2013 related party convertible debenture balances have been reclassified to conform with current period presentation.

Note 5 — Stockholders’ equity:

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

AMERICAN DG ENERGY INC.

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

On August 6, 2014, the Company entered into an underwritten offering with an underwriter whereby the Company issued: (i) 2,650,000 shares of its common stock, (ii) three-year warrants to purchase up to 2,829,732 shares of its common stock and five-year warrants to purchase an additional 112,538 to the underwriters with an exercise price of $1.89 per share and net proceeds of $3,269,275.

The Company continues to use the net proceeds of the offering for working capital purposes in connection with development and installation of current and new energy systems.

The holders of common stock have the right to vote their interest on a per share basis. At December 31, 2014, there were 52,140,001 shares of common stock outstanding.

Warrants

Other than as noted in Common Stock above, the Company issued no warrants in the year ended December 31, 2014.

Warrant activity for the years ended December 31, 2014 and 2013 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2012	565,500	$3.19
Granted	—	—
Exercised	—	—
Expired	(58,000)	3.00
Balance, December 31, 2013	507,500	$3.24
Granted	2,942,270	1.89
Exercised	—	—
Expired	—	—
Balance, December 31, 2014	3,449,770	$2.09

Stock Based Compensation – American DG Energy

The Company has adopted the 2005 Stock Incentive Plan, or the Plan, under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company.

The maximum number of shares of stock allowable for issuance under the Amended Plan is 8,000,000 shares of common stock. Stock options vest based upon the terms within the individual option grants, usually over a two- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant.

AMERICAN DG ENERGY INC.

During the years ended December 31, 2014 and 2013, the Company recognized employee non-cash compensation expense of $310,900 and $315,245, respectively. At December 31, 2014, the total compensation cost related to unvested stock option awards not yet recognized is $696,870. This amount will be recognized over the weighted average period of 1.0 year.

In 2013, the Company granted 80,000 nonqualified options to purchase shares of its common stock to a director and 350,000 to two employees at prices ranging between $1.54 and $1.67 per share. Those options have a vesting schedule 4 years and 280,000 of them expire in 10 years while 150,000 expire in 5 years. The fair value of all options issued in 2013 was $368,044, with a weighted average grant date fair value of $0.86 per option.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2014	2013
Stock options and restricted stock awards
Expected life	6.25 years	5 years
Risk-free interest rate	2.03%	1.75%
Expected volatility	68.80%	60.30%

Stock option activity for the years ended December 31, 2014 and 2013 was as follows:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2013	2,386,500	$1.49	4.13 years	$1,092,550
Granted	1,069,000	1.00
Exercised	—	—
Canceled	(286,500)	1.72
Expired	(50,000)	0.70
Outstanding, December 31, 2014	3,119,000	$1.32	5.15 years	$25,600
Exercisable, December 31, 2014	1,360,250	$1.50		$—
Vested and expected to vest, December 31, 2014	3,119,000	$1.32		$25,600

For year-ended December 31, 2014, the fair value of all options granted was $678,570 and the weighted average grant date fair value was $0.63. For year-ended 2013, the fair value of the 430,000 options granted was $368,044 and the weighted average grant date fair value was $0.86. The aggregate intrinsic value of options outstanding as of December 31, 2014 is calculated as the difference between the exercise price of the underlying options and the price of the Company’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

 Stock-Based Compensation – EuroSite Power

In January 2011, EuroSite Power adopted the 2011 Stock Incentive Plan, or the Plan, under which their board of directors may grant up to 3,000,000 shares of incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of EuroSite Power. On June 13, 2011, their board of directors unanimously amended the Plan to increase the reserved shares of common stock issuable under the Plan from 3,000,000 to 4,500,000, or the Amended Plan.

Stock options vest based upon the terms within the individual option grants, usually over a four year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in EuroSite Power’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 195,000 at December 31, 2014.

On March 20, 2013, EuroSite Power granted to a director options to purchase 100,000 shares of common stock, to a consultant options to purchase 50,000 shares of common stock, and to six employees options to purchase 88,000 shares of common stock. Those options have a vesting schedule of 4 years and expire in 10 years.

AMERICAN DG ENERGY INC.

On October 15, 2013, EuroSite Power granted to an Officer 200,000 options to purchase shares of common stock. Those options having a vesting schedule of 4 years and expire in 10 years.

At December 31, 2014, EuroSite Power had 4,305,000 options outstanding and recognized employee non-cash compensation expense of $164,999 related to the issuance of those stock options. For the year ended December 31, 2014 the total compensation cost related to unvested stock option awards not yet recognized was $139,559. This amount will be recognized over the weighted average period of 1.61 years.

Stock option activity for the year ended December 31, 2014 was as follows:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	4,025,000	$0.87	7.58 years	$74,000
Granted	520,000	0.65
Exercised	—	—
Canceled	(240,000)	0.49
Expired	—	—	—	—
Outstanding, December 31, 2014	4,305,000	$0.87	6.84 years	$9,800
Exercisable, December 31, 2014	2,721,250	$0.90		$—
Vested and expected to vest, December 31, 2014	4,305,000	$0.87		$9,800

     The aggregate intrinsic value of options outstanding as of December 31, 2014 is calculated as the difference between the exercise price of the underlying options and the price of EuroSite Power’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

During the years ended December 31, 2014 and 2013, the consolidated Company recognized employee non-cash compensation expense of $475,899 and $596,349, respectively, related to the issuance of stock options by the Company and EuroSite Power. At December 31, 2014 and December 31, 2013, the total compensation cost related to unvested stock option awards, for the Company, including EuroSite Power, not yet recognized was $836,429 and $740,221, respectively.

The following schedule discloses the effects of changes in the Company's ownership interest in its subsidiary EuroSite Power on the Company's equity for the year ended December 31, 2014:

Net loss attributable to American DG Energy Inc.	$(5,888,894)
Transfers (to) from noncontrolling interest:
Increase in American DG Energy Inc.'s additional paid-in capital for exchange of 9,409,000 EuroSite Power common shares for current and future interest related to the Company's convertible debentures (see "Note 4 Convertible debentures")	4,704,500
Increase in American DG Energy Inc.'s additional paid-in-capital for sale by EuroSite Power of 3,000,000 common shares and warrants	1,486,329
Decrease in American DG Energy Inc.'s additional paid-in-capital for reacquisition by EuroSite Power of 100,000 of its common shares	(42,902)
Increase in American DG Energy Inc.'s additional paid-in-capital for conversion of EuroSite Power convertible debentures into 6,100,000 common shares of EuroSite Power	2,455,377
Noncontrolling interest share of transactions affecting subsidiary ownership	(2,718,159)
Subtotal transfers (to) from noncontrolling interest	5,885,145
Change from net loss attributable to American DG Energy Inc. and transfers (to) from noncontrolling interest	$(3,749)

Note 6 – Warrant liability:

AMERICAN DG ENERGY INC.

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

Note 7 — Employee benefit plan:

The Company has a defined contribution retirement plan, or the Retirement Plan, which qualifies under Section 401(k) of the Internal Revenue Code, or the IRC. Under the Retirement Plan, employees meeting certain requirements may elect to contribute a percentage of their salary up to the maximum allowed by the IRC. The Company matches a variable amount based on participant contributions up to a maximum of 4.50% of each participant’s salary. The Company contributed $49,816 and $53,697 to the Retirement Plan for the years ended December 31, 2014 and 2013, respectively.

Note 8 — Related parties:

Eurosite Power, Tecogen, Ilios Inc., or Ilios are affiliated companies by virtue of common ownership.

The Company purchases the majority of its cogeneration units from Tecogen, an affiliate Company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the Company and the Company leases office space from Tecogen. These costs were reimbursed by the Company. For year-ending December 31, 2014 and 2013, the Company bought equipment and maintenance services form Tecogen of $1,432,801 and $817,700, respectively.

In July 2012, the Company entered into a Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the Company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the current amendment to the Agreement, Tecogen provides the Company with office space and utilities at a monthly rate of $6,495. On July 1, 2013 and November 12, 2013, the Company entered into an Amendments with Tecogen. The Amendments renews the term of the Facilities, Support Services and Business Agreement between the Company and Tecogen. The Amendments further clarifies that the total sales thresholds for volume discounts are to be met during a calendar year and that the Company's representation rights may be terminated by either the Company or Tecogen upon 60 days' notice, without cause. The Amendments state that in New England States the Company shall have the right to purchase Cogeneration products directly from Tecogen as described in the agreement so long as the Company intended use is it to retain long-term ownership of the Cogeneration product and utilize it for the production and sale of electricity and thermal energy. Tecogen will not sell its products to parties for which the intended use is to earn revenue from metered energy to third parties (i.e., ADG Energy “On-Site Utility” energy projects) other than the Company. In cases where the Company has the opportunity to sell Cogeneration products to an unaffiliated party in the New England States and where Tecogen has no other appointed representation in that specific region, the Company may buy/resell the Cogeneration product as specified under the terms of this agreement. If, however, Tecogen has appointed a local exclusive representative in that specific New England region, The Company will defer to the local representative for pricing and other specific details for working cooperatively. The Company has granted Tecogen sales representation rights on its On-Site Utility energy service in California.

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

On September 19, 2014, John Hatsopoulos loaned EuroSite Power $3,000,000 without interest pursuant to a promissory note (the "Loan"). The Loan matures upon a substantial capital raise or on September 19, 2019. Prepayment of principal may be made at any time without penalty. The proceeds of the Loan will be used in connection with the development and installation of current and new energy systems in the United Kingdom and Europe. On December 30, 2014, the EuroSite Power amended and restated the existing promissory note to provide for interest at a rate of 1.85%.

For a description of related party transactions see Note 4 "Convertible debentures".

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

As of December 31, 2014, the Company has classified the warrants with put and call rights as Level 3 (see “Note 6 – Warrant liability”). The Company estimated that the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 57.0%, risk free interest rate of 2.08%, expected life of five years and no dividends. The Company estimated that the fair value of the warrants at December 31, 2014 using this same model with the following average assumptions assigned to the varying outcomes: expected volatility of 91.4%, risk free interest rates of 0.02%, expected lives of 0.96 and no dividends. As of December 31, 2014, the financial liabilities held by the Company and measured at fair value on a recurring

AMERICAN DG ENERGY INC.

basis (which consist solely of the warrant liability) were $6,780. The following table summarizes the warrant activity for the period:

Warrant Liabilities
Fair value at December 31, 2013	$132,265
Fair value adjustment at December 31, 2014	(125,485)
Fair value at December 31, 2014	$6,780

               In connection with the Company’s asset impairment analysis (See “Note 2 - Summary of significant accounting policies” - Property, plant and equipment),  the Company utilized Level 3 category fair value measurements. Those measurements employed the use of discounted cash flow analysis to determine the fair value of certain energy systems. These analyses considered any conditional change which may impact the estimated future cash flows related to these assets resulting from changes in the level of demand for electricity and/or hot water at particular installations, finalization of start-up period customization at particular installations and/or price changes in electrical and natural gas rates, all of which impacted estimated future cash flows. The estimated expected cash flows were than discounted at a rate of 6% per annum.

AMERICAN DG ENERGY INC.

Note 10 — Income taxes:

Reconciliation of federal statutory income tax provision to the Company’s actual provision for the years ended December 31, 2014 and 2013, respectively, are as follows:

	2014	2013
Benefit at federal statutory tax rate	$(2,222,000)	$(1,647,000)
Foreign rate differential	159,000	141,330
UK Energy Incentives	(649,000)	—
Unbenefited operating losses	2,062,960	1,505,670
Provision for income taxes	4,000	13,450
Income tax provision	$(645,040)	$13,450

The component of net deferred tax assets recognized in the accompanying balance sheets at December 31, 2014 and 2013, respectively, are as follows:

	2014	2013
Net operating loss carryforwards	$10,838,000	$9,902,000
Accrued expenses and other	100,000	200,000
Stock compensation	1,194,000	1,014,000
Depreciation	(216,000)	(516,000)
	11,916,000	10,600,000
Valuation allowance	(11,916,000)	(10,600,000)
Net deferred tax asset	$—	$—

As of December 31, 2014, the Company has federal and state loss carryforwards of approximately $24,683,000 and $19,865,000, respectively, which may be used to offset future federal and state taxable income, expiring at various dates through 2034. Included in these net operating losses is $1,353,000 of excess stock compensation deductions, related to the amount of tax deductions on restricted stock, in excess of book compensation expense. As of December 31, 2014, the Company also has foreign loss carryforwards of approximately $3,595,000 which may be used to offset future foreign taxable income. Management has determined that it is more likely than not that the Company will not recognize the benefits of the federal and state deferred tax assets and as a result has recorded a valuation allowance against the entire net deferred tax asset. If the Company should generate sustained future taxable income, against which these tax attributes may be recognized, some portion or all of the valuation allowance would be reversed. The valuation allowance increased by $1,316,000 during the year-ended December 31, 2014, due primarily to net operating losses generated, stock compensation and depreciation. The valuation allowance increased $1,511,000 during year-ended December 31, 2013, due primarily to net operating losses generated, stock compensation and depreciation.

The tax years 2003 through 2013 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements.
The Company has no uncertain tax positions as of December 31, 2014.
In 2014, the Company recognized an United Kingdom energy tax incentive benefit of $649,000 for "Advanced Capital Allowances" (ECA), whereby the Company will receive a cash benefit that is an acceleration of tax relief on capital expenditures of co-generation equipment put into service at approved sites in the UK.

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

AMERICAN DG ENERGY INC.

also increases the space provided to the Company by Tecogen from approximately 3,071 square feet to 3,282 square feet and from six offices to nine offices. Under the Amendment, the amount that the Company will pay Tecogen for the space and services that Tecogen provides under the Agreement increased to $6,495 per month.
On November 12, 2013, the Company entered into the Second Amendment to the Facilities, Support Services and Business Agreement, or the Second Amendment. The Second Amendment extended the lease and allowed year-to-year renewals.

Note 12 — Subsequent events:

On January 28, 2015, on the recommendation of the Chairman of the Board of the Company, the Board of Directors appointed Dr. Elias Samaras as a member of the Company’s Board of Directors. Dr. Samaras shall hold such position until the next annual meeting of the stockholders of the Company or until his successor shall have been duly elected and qualified.

On January 29, 2015, the Company, entered into an exchange agreement, or the Exchange Agreement, with IN Holdings Corp., a holder of more than five percent of the Company’s common stock, or IN Holdings. In part, the Exchange Agreement provided that IN Holdings agreed to transfer to the Company 1,320,000 shares of the Company’s common stock, and that in exchange, the Company agreed to transfer to IN Holdings 1,320,000 shares of the common stock of EuroSite Power Inc.

On February 6, 2015, Barry Sanders resigned from his positions as President and Chief Operating Officer of the Company, and any other positions he may have had with the Company and the Company’s affiliates, including the Company’s majority owned subsidiary EuroSite Power Inc. Mr. Sanders will continue to serve as a consultant to the Company.

The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.