Form 10-Q
period 2015-03-31
AMERICAN DG ENERGY INC
filed 2015-05-15
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at May 14, 2015
Common Stock, $0.001 par value	50,627,176

AMERICAN DG ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refer to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,674,944	$11,825,915
Accounts receivable, net	1,176,207	1,140,811
Unbilled revenue	26,257	12,533
Due from related party	48,966	39,682
Inventory finished goods	1,054,877	1,153,927
Prepaid and other current assets	1,156,074	852,069
Total current assets	12,137,325	15,024,937
Property, plant and equipment, net	25,460,391	24,885,155
Accounts receivable, long-term	—	3,600
Other assets, long-term	82,329	92,148
TOTAL ASSETS	$37,680,045	$40,005,840

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$932,528	$605,530
Accrued expenses and other current liabilities	313,559	485,570
Due to related party	308,386	630,805
Note payable related party	2,000,000	—
Total current liabilities	3,554,473	1,721,905
Long-term liabilities:
Convertible debentures	1,630,399	1,645,444
Convertible debentures due related parties	16,146,981	15,864,215
Note payable related party	—	3,000,000
Warrant liability	382	6,780
Other long-term liabilities	—	2,227
Total liabilities	21,332,235	22,240,571
Commitments and contingencies (Note 8)
Stockholders' Equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,667,564 and 52,140,001 issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	50,667	52,140
Additional paid-in capital	49,889,814	49,854,998
Accumulated deficit	(36,444,845)	(35,232,411)
Total American DG Energy Inc. stockholders’ equity	13,495,636	14,674,727
Noncontrolling interest	2,852,174	3,090,542
Total stockholders' equity	16,347,810	17,765,269
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$37,680,045	$40,005,840

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues
Energy revenues	$2,390,347	$2,396,281
Turnkey & other revenues	117,393	131,519
	2,507,740	2,527,800
Cost of sales
Fuel, maintenance and installation	1,727,653	1,707,646
Depreciation expense	508,457	481,564
	2,236,110	2,189,210
Gross profit	271,630	338,590
Operating expenses
General and administrative	861,062	773,960
Selling	340,693	261,116
Engineering	170,370	263,771
	1,372,125	1,298,847
Loss from operations	(1,100,495)	(960,257)

Other income (expense), net
Interest and other income	18,266	14,984
Interest expense	(312,456)	(354,503)
Loss on extinguishment of debt	—	(533,177)
Change in fair value of warrant liability	6,398	(66,113)
	(287,792)	(938,809)

Loss before provision for income taxes	(1,388,287)	(1,899,066)
Provision for income taxes	(7,355)	(6,940)
Consolidated net loss	(1,395,642)	(1,906,006)
Loss attributable to the noncontrolling interest	183,208	240,650
Net loss attributable to American DG Energy Inc.	$(1,212,434)	$(1,665,356)

Net loss per share - basic and diluted	$(0.02)	$(0.03)
Weighted average shares outstanding - basic and diluted	50,735,381	49,817,920

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,212,434)	$(1,665,356)
Loss attributable to noncontrolling interest	(183,208)	(240,650)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	519,501	511,981
Loss on extinguishment of debt	—	533,177
Amortization of deferred financing costs	1,726	4,830
Amortization of convertible debt premium	(24,072)	20,948
Increase (decrease) in fair value of warrant liability	(6,398)	66,113
Non-cash interest expense	299,910	—
Stock-based compensation	150,459	138,628
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	(45,520)	(428,760)
Due from related party	(9,287)	173,677
Inventory	99,050	308,356
Prepaid and other current assets	(295,912)	(193,304)
Increase (decrease) in:
Accounts payable	326,998	355,018
Accrued expenses and other current liabilities	(180,128)	283,931
Due to related party	(322,419)	253,584
Other long-term liabilities	(2,227)	(3,402)
Net cash (used in) provided by operating activities	(883,961)	118,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,094,737)	(1,817,875)
Net cash used in investing activities	(1,094,737)	(1,817,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock, net of costs	(100,545)	—
Payment on related party note	(1,000,000)	—
Distributions to noncontrolling interest	(71,728)	(13,408)
Net cash used in financing activities	(1,172,273)	(13,408)

Net decrease in cash and cash equivalents	(3,150,971)	(1,712,512)
Cash and cash equivalents, beginning of the period	11,825,915	9,804,291
Cash and cash equivalents, end of the period	$8,674,944	$8,091,779

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	—	—
Income taxes	$20,430	$14,830

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.

Note 1. Description of Business and Basis of Presentation

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

The Company has experienced total net losses since inception of approximately $36 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future. However, as the Company continues to grow its business by adding more energy systems, cash requirements will increase and the Company may need to raise additional capital through debt financings or equity offerings to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. If the Company is unable to raise additional funds in the future it may need to terminate certain of its employees and adjust its business plans. Financial considerations may cause the Company to modify planned deployment of new energy systems and may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in American DG Energy Inc.’s annual report on Form 10-K for the year ended December 31, 2014.
There have been no significant changes in accounting principles, practices or inherent estimates.
The accompanying unaudited consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest including its 48.0% owned subsidiary EuroSite Power Inc. (EuroSite Power) which the Company has determined to be a Variable Interest Entity (VIE) and for which the Company has determined it is the primary beneficiary.

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

AMERICAN DG ENERGY INC.

Note 2. Loss Per Common Share

The Company computes basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of its common stock for the period. For the three month period ended March 31, 2015, the Company excluded 15,763,083 potentially dilutive shares, and for the three month period ended March 31, 2014, the Company excluded 12,088,313 potentially dilutive shares because such shares would be anti-dilutive as a result of the reported net loss.

AMERICAN DG ENERGY INC.

Note 3. Income Taxes

The provision for income taxes in the accompanying unaudited consolidated statements of operations for the three months ended March 31, 2015 and 2014 differ from that which would be expected by applying the federal statutory tax rate primarily due to losses for which no benefit is recognized.

Note 4. Warrant Liability

In connection with a subscription agreement that the Company entered into on December 9, 2010 the Company issued warrants for the purchase of 500,000 shares of its common stock. The warrants have an exercise price of $3.25 and are exercisable for five years, commencing six months after the closing of the offering and expire on December 14, 2015.

The warrants contain both a right to obtain stock upon exercise, or a Call, and a right to settle the warrants for cash upon the occurrence of certain events, or a Put. Generally, the Put provisions allow the warrant holders liquidity protection; the right to receive cash equal to the value of the remaining unexercised portion of the warrants in certain situations where the holders would not have a means of readily selling the shares issuable upon exercise of the warrants (e.g., where there would no longer be a significant public market for the Company’s common stock). Specifically, the Put rights would be triggered upon the occurrence of a Fundamental Transaction as defined in the agreement. Pursuant to the agreement, in the case of a Fundamental Transaction the warrant holders would receive a cash settlement in an amount equal to the value of obtained by using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg L.P. using (i) a price per share of Common Stock equal to the Volume-Weighted Average Price of the Common Stock for the Trading Day immediately preceding the date of consummation of the applicable Fundamental Transaction, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of this Warrant as of the date of consummation of the applicable Fundamental Transaction and (iii) an expected volatility equal to the lesser of (1) the thirty (30) day volatility obtained from the “HVT” function on Bloomberg L.P. determined as of the end of the Trading Day immediately following the public announcement of the applicable Fundamental Transaction or (2) 70%. These warrants are classified as liabilities pursuant to the FASB guidance contained in ASC 480. Changes in the fair value of the warrant liabilities are recorded in the accompanying consolidated statements of operations (see note 5. "Fair Value Measurements”).

Note 5. Fair Value Measurements

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

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities. The Company currently does not have any Level 1 financial assets or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. The Company considers its convertible debentures a level 2 liability and believes that its carrying value approximates fair value.

Level 3 - Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability.

As of March 31, 2015, the Company has classified the warrants with put and call rights as Level 3 (see Note 4. "Warrant Liability”). The Company estimated the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 57.0%, risk free interest rate of 2.08%, expected life of five years and no dividends. The Company estimated the fair value of the warrants at March 31, 2015 using this same model with the following average assumptions assigned to the varying outcomes: expected volatility of 82.7%, risk free interest rates of 1.52%, expected lives of 0.71 and no dividends. As

AMERICAN DG ENERGY INC.

of March 31, 2015, the financial liabilities held by the Company and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $382. The following table summarizes the warrant liability activity for the period:

Warrant Liability
Fair value at December 31, 2014	$6,780
Fair value adjustment year-to-date	(6,398)
Fair value at March 31, 2015	$382

Note 6. Stockholders’ Equity

On January 29, 2015, the Company entered into an exchange agreement, or the Exchange Agreement, with IN Holdings Corp., a holder of more than 5% percent of the Company’s common stock, or IN Holdings. In connection with the Exchange Agreement, IN Holdings transferred to the Company 1,320,000 shares of the Company’s common stock that it owned, and in exchange, the Company transferred to IN Holdings 1,320,000 shares of the common stock of EuroSite Power Inc. that it owned. The exchange was accounted for as an acquisition and retirement of treasury shares and a disposal of partial ownership of a consolidated subsidiary. As the company retained a controlling financial interest following the exchange, no gain or loss was recognized on the disposal in accordance with ASC 810-10-45-23. In accordance with ASC 845-10-05-4, nonmonetary transactions, the fair value of the shares surrendered by the Company in the exchange were used to value the exchange.

On September 19, 2014, the Board of Directors of the Company approved a common stock repurchase program that shall not exceed 1,000,000 shares of common stock and shall not exceed $1,100,000 of cost. The approval allows for purchases over a 24 month period at prices not to exceed $1.30 per share. During the first three months of 2015 the Company repurchased 152,437 shares of common stock at an average price of $0.51. See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds", for further details.

Note 7.  Related Parties

Eurosite Power, Tecogen, Ilios Inc., or Ilios are affiliated companies by virtue of common ownership.

The Company purchases the majority of its cogeneration units from Tecogen, an affiliate Company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the Company and the Company leases office space from Tecogen. These costs were reimbursed by the Company. As of March 31, 2015, the Company owed Tecogen $308,386 and Tecogen owed the Company $33,109.

During the first quarter of 2015, Eurosite Power, repaid $1,000,000 of a related party $3,000,000 note in accordance to the original terms of the agreement.

Note 8. Commitments and Contingencies

The Company has certain commitments under agreements with Tecogen, Ilios, and other related parties. See note 7. "Related Parties"
The Company, in the ordinary course of business is involved in various legal matters, the outcomes of which are not expected to have a material impact on the Company's condensed consolidated financial statements.

AMERICAN DG ENERGY INC.

9. Variable Interest Entity

The carrying amount and classification of assets and liabilities of the Company's consolidated subsidiary EuroSite Power, which is considered to be a variable interest entity, and for which the Company has determined it is the primary beneficiary, were as follows as March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Current assets	$2,988,684	$4,784,215
Long-term assets	6,820,413	6,365,669

Current liabilities	2,511,560	3,401,116
Long-term liabilities	2,608,638	2,632,710

10. Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

AMERICAN DG ENERGY INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Forward-looking statements are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements regarding our current and future cash requirements, our expectations regarding suppliers of cogeneration units, and statements regarding potential financing activities in the future. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q, or this Quarterly Report. There are a number of important factors that could cause the actual results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Quarterly Report.

Overview

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

AMERICAN DG ENERGY INC.

Result of Operation

First Quarter 2015 Compared to First Quarter 2014.

Revenues

Revenues in the first quarter of 2015 were $2,507,740 compared to $2,527,800 for the same period in 2014, a decrease of $20,060 or 0.8%. The main reason for the decline was less turnkey revenue and less demand for heat and hot water at some sites. On-Site Utility energy revenue in the first quarter of 2015 was $2,390,347 compared to $2,396,281 for the same period in 2014, a decrease of $5,934 or 0.2%. Our turnkey and other revenue in the first quarter of 2015 decreased to $117,393 compared to $131,519 for the same period in 2014, a decrease of $14,126 or 10.7%. During the first quarter of 2015, in addition to our On-Site Utility energy revenue, the Company performed billable services and recorded revenue primarily from the sale of energy equipment and energy feasibility studies. The revenue from our turnkey projects can vary substantially from period to period. While the Company accepts turnkey installation projects, they are not considered our core business.

During the first quarter of 2015, the Company operated 126 energy systems, representing 8,511 kWh of installed electricity potential, compared to 119 energy systems, representing 8,078 kWh of installed electricity potential for the same period in 2014. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first quarter of 2015 were $2,236,110 compared to $2,189,210 for the same period in 2014, an increase of $46,900 or 2.1%. The increase is principally due to higher depreciation from more sites and higher maintenance costs. Included in the cost of sales was depreciation expense of $508,457 in the first quarter of 2015, compared to $481,564 for the same period in 2014. The cost of fuel, maintenance and installation was $1,727,653 in the first quarter of 2015, compared to $1,707,646 for the same period in 2014, an increase of $20,007 or 1.2%, which is primarily due to an increase in the number of operating sites.

During the first quarter of 2015, our gross margins were 10.8% compared to 13.4% for the same period in 2014, principally due to increases in depreciation expenses. Our On-Site Utility energy margins, excluding depreciation, were 31.1% in the first quarter of 2015, compared to 32.4% for the same period in 2014.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first quarter of 2015 were $861,062 compared to $773,960 for the same period in 2014, an increase of $87,102 or 11.3%. The increase was primarily due to increased legal expense and unfavorable GBP exchange rates.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event-driven direct mail. Our selling expenses in the first quarter of 2015 were $340,693 compared to $261,116 for the same period in 2014, an increase of $79,577 or 30.5%. The increase in expense was primarily due to severance costs and higher professional fees.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first quarter of 2015 were $170,370 compared to $263,771 for the same period in 2014, a decrease of $93,401. The decrease was primarily due to lower headcount, consulting fees, freight expense and supply costs.

Loss from Operations

AMERICAN DG ENERGY INC.

The loss from operations in the first quarter of 2015 was $1,100,495 compared to a loss of $960,257 for the same period in 2014, an increase of $140,238 or 14.6%. The increase in the operating loss was due to a lower gross margin by$66,960 and higher operating expenses of $73,278. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $150,459 in the first quarter of 2015, compared to $138,628 for the same period in 2014.

Other Income (Expense), Net

Our other expense, net, in the first quarter of 2015 was an expense of $287,792 compared to an expense of $938,809 for the same period in 2014, a decrease of $651,017. Other expense, net, includes interest and other income, interest expense and the change in fair value of warrant liability. Interest expense was $312,456 in the first quarter of 2015 compared to $354,503 for the same period in 2014, a decrease of $42,047. The change in fair value of warrant liability for the period ending March 31, 2015 resulted in a gain of $6,398 compared to a loss of $66,113 for the same period in 2014. The principal reason for the large gain this quarter is due to the short remaining life of the warrant liability.

Provision for Income Taxes

Our provision for taxes in the first quarter of 2015 was $7,355 compared to $6,940 for the same period in 2014.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in American DG New York, LLC and EuroSite Power was a reduction in net loss of $183,208 in the first quarter of 2015 compared to a net loss of $240,650 for the same period in 2014.

AMERICAN DG ENERGY INC.

Liquidity and Capital Resources

Consolidated working capital at March 31, 2015 was $8,582,852, compared to $13,303,032 at December 31, 2014. Included in working capital were cash and cash equivalents of $8,674,944 at March 31, 2015, compared to $11,825,915 at December 31, 2014. The decrease in working capital was primarily the result of a net loss of $1,212,434 and purchases and installation of energy systems in the amount of $1,094,737.

Cash used by operating activities was $883,961 in the first three months of 2015 compared to cash provided of $118,771 in the same period in 2014. Our short and long-term receivables balance, including unbilled revenue and allowances for bad debts, increased to $1,202,464 in the first three months of 2015 compared to $1,156,944 at December 31, 2014, using $45,520 of cash. Amounts due to the Company from related parties increased to $48,966 in the first three months of 2015 from $39,682 at December 31, 2014. Our inventory decreased to $1,054,877 in the first three months of 2015 compared to $1,153,927 at December 31, 2014, providing $99,050 of cash. An increase in our prepaid and other current assets required the use of $295,912 due to an increase in prepaid insurance and other fees.

Accounts payable increased to $932,528 in the first three months of 2015, compared to $605,530 at December 31, 2014, providing $326,998 of cash. Our accrued expenses and other current liabilities decreased to $313,559 at March 31, 2015 compared to $485,570 at December 31, 2014, requiring $180,128 of cash. The amount due to related parties decreased to $308,386 in the first three months of 2015, compared to $630,805 at December 31, 2014, using $322,419 of cash.

During the first three months of 2015, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The Company used $1,094,737 for purchases and installation of energy systems. The Company's financing activities used $1,172,273 of cash in the first three months of 2015 primarily due to the repayment of $1,000,000 of a related party loan and the buyback of $100,545 of our common stock.

Significant Accounting Policies and Critical Estimates

The Company’s significant accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements above and described in the Notes to Consolidated Financial Statements to the Annual Report. The accounting policies are described in the above notes and the Financial Review in the Company’s Annual Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

AMERICAN DG ENERGY INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Based on our management’s evaluation (with the participation of our principal co-executive officers and principal financial officer), as of the end of the period covered by this report, our co-principal executive officers and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AMERICAN DG ENERGY INC.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 19, 2014, the Board of Directors of the Company approved a common stock repurchase program that shall not exceed 1,000,000 shares of common stock and shall not exceed $1,100,000 of cost. The approval allows for purchases over a 24 month period at prices not to exceed $1.30 per share. Purchases to date are listed below.

Beginning and End Date	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased To Date	Maximum Number of Shares That May Yet Be Purchased
September 22th - 30th, 2014	37,100	$0.99	37,100	962,900
October 8th - 28th, 2014	156,797	$0.93	193,897	806,103
November 3rd - 28th, 2014	157,579	$0.83	351,476	648,524
December 1st - 31st, 2014	236,597	$0.62	588,073	411,927
January 8th - 28th, 2015	59,737	$0.57	647,810	352,190
February 12th - 27th, 2015	38,724	$0.48	686,534	313,466
March 2nd - 31st, 2015	53,976	$0.47	740,510	259,490

Item 6.    Exhibits

Exhibit
Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Co-Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Co-Chief Executive Officer

31.3*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.1*	–
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DG ENERGY INC.

By: /s/ JOHN N. HATSOPOULOS
Co-Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2015

By: /s/ BENJAMIN M. LOCKE
Co-Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2015

By: /s/ GABRIEL PARMESE
Chief Financial Officer
(Principal Financial Officer)
Date: May 15, 2015