Form 10-Q
period 2015-06-30
AMERICAN DG ENERGY INC
filed 2015-08-14
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at August 13, 2015
Common Stock, $0.001 par value	50,689,094

AMERICAN DG ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refer to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,172,481	$11,825,915
Accounts receivable, net	1,062,153	1,140,811
Unbilled revenue	14,810	12,533
Due from related party	42,266	39,682
Inventory finished goods	1,060,512	1,153,927
Prepaid and other current assets	537,462	852,069
Total current assets	10,889,684	15,024,937
Property, plant and equipment, net	25,704,362	24,885,155
Accounts receivable, long-term	—	3,600
Other assets, long-term	72,418	92,148
TOTAL ASSETS	$36,666,464	$40,005,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$551,280	$605,530
Accrued expenses and other current liabilities	492,446	485,570
Due to related party	1,003,750	630,805
Note payable related party	2,000,000	—
Total current liabilities	4,047,476	1,721,905
Long-term liabilities:
Convertible debentures	1,615,354	1,645,444
Convertible debentures due related parties	16,435,471	15,864,215
Note payable related party	—	3,000,000
Warrant liability	—	6,780
Other long-term liabilities	—	2,227
Total liabilities	22,098,301	22,240,571
Commitments and contingencies (Note 8)
Stockholders' Equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,693,770 and 52,140,001 issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	50,694	52,140
Additional paid-in capital	49,667,217	49,854,998
Accumulated deficit	(37,620,906)	(35,232,411)
Total American DG Energy Inc. stockholders’ equity	12,097,005	14,674,727
Noncontrolling interest	2,471,158	3,090,542
Total stockholders' equity	14,568,163	17,765,269
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,666,464	$40,005,840

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014
Revenues
Energy revenues	$1,871,110	$1,752,517
Turnkey & other revenues	216,017	318,705
	2,087,127	2,071,222
Cost of sales
Fuel, maintenance and installation	1,367,484	1,485,589
Depreciation expense	519,858	412,313
	1,887,342	1,897,902
Gross profit	199,785	173,320
Operating expenses
General and administrative	645,367	775,998
Selling	308,428	247,358
Engineering	215,077	198,677
	1,168,872	1,222,033
Loss from operations	(969,087)	(1,048,713)

Other income (expense), net
Interest and other income	168,167	7,364
Interest expense	(317,650)	(378,820)
Change in fair value of warrant liability	81	57,101
	(149,402)	(314,355)

Loss before benefit (provision) for income taxes	(1,118,489)	(1,363,068)
Benefit (provision) for income taxes	2,187	(2,940)
Consolidated net loss	(1,116,302)	(1,366,008)
(Loss) income attributable to noncontrolling interest	(59,759)	89,856
Net loss attributable to American DG Energy Inc.	$(1,176,061)	$(1,276,152)

Net loss per share - basic and diluted	$(0.02)	$(0.03)
Weighted average shares outstanding - basic and diluted	50,655,021	49,923,697

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Revenues
Energy revenues	$4,261,457	$4,148,798
Turnkey & other revenues	333,410	450,224
	4,594,867	4,599,022
Cost of sales
Fuel, maintenance and installation	3,095,137	3,193,235
Depreciation expense	1,028,315	893,877
	4,123,452	4,087,112
Gross profit	471,415	511,910
Operating expenses
General and administrative	1,506,429	1,549,958
Selling	649,121	508,474
Engineering	385,447	462,448
	2,540,997	2,520,880
Loss from operations	(2,069,582)	(2,008,970)

Other income (expense), net
Interest and other income	186,433	22,348
Interest expense	(630,106)	(733,323)
Loss on extinguishment of debt	—	(533,177)
Change in fair value of warrant liability	6,479	(9,012)
	(437,194)	(1,253,164)

Loss before provision for income taxes	(2,506,776)	(3,262,134)
Provision for income taxes	(5,168)	(9,880)
Consolidated net loss	(2,511,944)	(3,272,014)
Loss attributable to noncontrolling interest	123,449	330,506
Net loss attributable to American DG Energy Inc.	$(2,388,495)	$(2,941,508)

Net loss per share - basic and diluted	$(0.05)	$(0.06)
Weighted average shares outstanding - basic and diluted	50,695,201	49,871,101

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to American DG Energy, Inc.	$(2,388,495)	$(2,941,508)
Loss attributable to noncontrolling interest	(123,449)	(330,506)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,052,173	940,840
Gain attributable to distribution of nonmonetary assets to noncontrolling interest	(157,870)	—
Loss on extinguishment of debt	—	533,177
Amortization of deferred financing costs	11,637	(7,427)
Amortization of convertible debt premium	(48,144)	15,472
Increase (decrease) in fair value of warrant liability	(6,479)	9,012
Non-cash interest expense	582,348	624,368
Stock-based compensation	280,889	208,478
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	79,981	(90,437)
Due from related party	(2,485)	274,965
Inventory	93,415	570,436
Prepaid and other current assets	322,700	(275,465)
Increase (decrease) in:
Accounts payable	(54,250)	(230,668)
Accrued expenses and other current liabilities	13,537	140,281
Due to related party	372,945	(27,373)
Other long-term liabilities	(2,227)	(6,804)
Net cash provided by (used in) operating activities	26,226	(593,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,295,568)	(2,664,953)
Partial purchase of noncontrolling interest	(100,000)	—
Net cash used in investing activities	(2,395,568)	(2,664,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	—	1,450,000
Purchases of common stock, net of costs	(148,510)	—
Payment on related party note payable	(1,000,000)	—
Distributions to noncontrolling interest	(135,582)	(148,625)
Net cash (used in) provided by financing activities	(1,284,092)	1,301,375

Net decrease in cash and cash equivalents	(3,653,434)	(1,956,737)
Cash and cash equivalents, beginning of the period	11,825,915	9,804,291
Cash and cash equivalents, end of the period	$8,172,481	$7,847,554

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$90,871	—
Income taxes	$35,838	$18,199
Non-cash investing and financing activities:
Distribution of nonmonetary assets	$340,069	—

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

The Company has experienced total net losses since inception of approximately $38 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future. However, as the Company continues to grow its business by adding more energy systems, cash requirements will increase, and the Company may need to raise additional capital through debt financings or equity offerings to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. If the Company is unable to raise additional funds in the future it may need to terminate certain employees and adjust its business plans. Financial considerations may cause the Company to modify planned deployment of new energy systems and may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
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
There have been no significant changes in accounting principles, practices or methods for making estimates.
The accompanying unaudited consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include the Company's 51.0% owned joint venture, American DG New York, LLC, or ADGNY, and its 48.0% owned subsidiary EuroSite Power Inc., or EuroSite Power. The Company has determined EuroSite Power to be a Variable Interest Entity (VIE) and for which the Company has determined it is the primary beneficiary (see Note 9. "Variable Interest Entity”).

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

AMERICAN DG ENERGY INC.

Note 2. Loss Per Common Share

The Company computes basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of its common stock for the period. For the six month period ended June 30, 2015, the Company excluded 15,613,083 potentially dilutive shares, and for the six month period ended June 30, 2014, the Company excluded 12,108,313 potentially dilutive shares because such shares would be anti-dilutive as a result of the reported net loss.

Note 3. Income Taxes

The provision for income taxes in the accompanying unaudited consolidated statements of operations for the three months ended and six months ended June 30, 2015 and 2014 differ from that which would be expected by applying the federal statutory tax rate primarily due to losses for which no benefit is recognized.

Note 4. Warrant Liability

In connection with a subscription agreement that the Company entered into on December 9, 2010, the Company issued warrants for the purchase of 500,000 shares of its common stock. The warrants have an exercise price of $3.25 and are exercisable for five years, commencing six months after the closing of the offering and expire on December 14, 2015.

The warrants contain both a right to obtain stock upon exercise, or a Call, and a right to settle the warrants for cash upon the occurrence of certain events, or a Put. Generally, the Put provisions allow the warrant holders liquidity protection; the right to receive cash equal to the value of the remaining unexercised portion of the warrants in certain situations where the holders would not have a means of readily selling the shares issuable upon exercise of the warrants (e.g., where there would no longer be a significant public market for the Company’s common stock). Specifically, the Put rights would be triggered upon the occurrence of a Fundamental Transaction as defined in the agreement. Pursuant to the agreement, in the case of a Fundamental Transaction the warrant holders would receive a cash settlement in an amount equal to the value of obtained by using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg L.P. using (i) a price per share of Common Stock equal to the Volume-Weighted Average Price of the Common Stock for the Trading Day immediately preceding the date of consummation of the applicable Fundamental Transaction, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of this Warrant as of the date of consummation of the applicable Fundamental Transaction and (iii) an expected volatility equal to the lesser of (1) the thirty (30) day volatility obtained from the “HVT” function on Bloomberg L.P. determined as of the end of the Trading Day immediately following the public announcement of the applicable Fundamental Transaction or (2) 70%. These warrants are classified as liabilities pursuant to the FASB guidance contained in ASC 480. Changes in the fair value of the warrant liabilities are recorded in the accompanying consolidated statements of operations (see Note 5. "Fair Value Measurements").

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

AMERICAN DG ENERGY INC.

quoted prices that are observable for substantially the full term of the asset or liability. The Company considers its convertible debentures a level 2 liability and believes that its carrying value approximates fair value.

Level 3 - Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability.

As of June 30, 2015, the Company has classified the warrants with Put and Call rights as Level 3 (see Note 4. "Warrant Liability”). The Company estimated the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 57.0%, risk free interest rate of 2.08%, expected life of five years and no dividends. The Company estimated the fair value of the warrants at June 30, 2015 using this same model with the following average assumptions assigned to the varying outcomes: expected volatility of 82.7%, risk free interest rates of 1.52%, expected lives of 0.71 years and no dividends. As of June 30, 2015, the financial liabilities held by the Company in other current liabilities and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $301. The following table summarizes the warrant liability activity for the period:

Warrant Liability
Fair value at December 31, 2014	$6,780
Fair value adjustment year-to-date	(6,479)
Fair value at June 30, 2015	$301

In connection with the recognizing the distribution of energy systems to the noncontrolling interest in ADGNY (see Note 6. "Stockholders' Equity"), the Company utilized Level 3 category fair value measurements. Those measurements employed the use of discounted cash flow analysis to determine the fair value of those energy systems. The estimated expected cash flows were discounted at a rate of 12% per annum.

Note 6. Stockholders’ Equity

On January 29, 2015, the Company entered into an exchange agreement, (or the "Exchange Agreement"), with IN Holdings Corp., a holder of more than 5% percent of the Company’s common stock, (or "IN Holdings"). In connection with the Exchange Agreement, IN Holdings transferred to the Company 1,320,000 shares of the Company’s common stock that it owned, and in exchange, the Company transferred to IN Holdings 1,320,000 shares of the common stock of EuroSite Power Inc. that it owned. The exchange was accounted for as an acquisition and retirement of treasury shares and a disposal of partial ownership of a consolidated subsidiary. As the Company retained a controlling financial interest following the exchange, no gain or loss was recognized on the disposal in accordance with ASC 810-10-45-23. In accordance with ASC 845-10-05-4, nonmonetary transactions, the fair value of the shares surrendered by the Company in the exchange were used to value the exchange.

On September 19, 2014, the Board of Directors of the Company approved a common stock repurchase program that shall not exceed 1,000,000 shares of common stock and shall not exceed $1,100,000 of cost. The approval allows for purchases over a 24-month period at prices not to exceed $1.30 per share. During the first six months of 2015, the Company repurchased 226,231 shares of common stock at an average price of $0.54. See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds", for further details.

During the second quarter of 2015, the Company entered into an agreement with the noncontrolling interest joint venture partner in ADGNY, whereby, in exchange for $100,000 cash and 100,000 shares of the Company’s common stock, the noncontrolling interest partner relinquished certain economic interests in certain energy system projects in the joint venture sites owned and operated by ADGNY; and ownership of certain energy system projects owned by ADGNY was transferred to the Company; and ownership of certain energy system projects owned by ADGNY was transferred to the noncontrolling interest joint venture partner. Additionally, the interests in underlying energy system projects remaining in the joint venture following the transfers of ownership of those energy system projects described in the preceding sentence, were adjusted to 51% and 49% for the Company and the noncontrolling interest joint venture partner in ADGNY, respectively.

AMERICAN DG ENERGY INC.

Following the foregoing series of transactions, the Company retained a controlling 51% legal interest and had a 51% economic interest in ADGNY.
The relinquishment by the noncontrolling interest partner of certain economic interests in certain energy system projects in the joint venture sites owned and operated by ADGNY for the benefit of the Company and the adjustment of the respective interests in underlying energy system projects remaining in the joint venture were treated as changes in the Company’s ownership interest in ADGNY while the Company retained a controlling financial interest, and accordingly, were accounted for as equity transactions in accordance with ASC 810-10-45-23.
The transfer of ownership of certain energy system projects owned by ADGNY to the noncontrolling interest joint venture partner was treated as a dividend of nonmonetary assets and was recognized at the fair value of the energy systems transferred in accordance with ASC 845-10-30-1, with a gain of $157,870 recognized in interest and other income, which is attributed entirely to the noncontrolling interest in the accompanying financial statements.

Note 7.  Related Parties

EuroSite Power, Tecogen, Ilios Inc., or Ilios are affiliated companies by virtue of common ownership.

The Company purchases the majority of its cogeneration units from Tecogen, an affiliate company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the Company and the Company leases office space from Tecogen. The Company's lease with Tecogen expires on July 31, 2016. These costs were reimbursed by the Company. As of June 30, 2015, the Company owed Tecogen $1,003,750 and Tecogen owed the Company $27,097.

During the first quarter of 2015, Eurosite Power repaid $1,000,000 of a related party $3,000,000 note payable in accordance with the terms of the note as amended, or the Note. According to the terms of the Note, the Note becomes due on demand in the event EuroSite successfully completes a substantial capital raise. EuroSite successfully completed a substantial capital raise in November of 2014. As such, the Note is currently due and is now classified as a short-term liability.

AMERICAN DG ENERGY INC.

Note 8. Commitments and Contingencies

The Company has certain commitments under agreements with Tecogen, Ilios, and other related parties (see Note 7. "Related Parties").
The Company, in the ordinary course of business is involved in various legal matters, the outcomes of which are not expected to have a material impact on the Company's condensed consolidated financial statements.

AMERICAN DG ENERGY INC.

9. Variable Interest Entity

The carrying amount and classification of assets and liabilities of the Company's consolidated subsidiary EuroSite Power, which is considered to be a variable interest entity, and for which the Company has determined it is the primary beneficiary, were as follows as June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Current assets	$2,576,034	$4,784,215
Long-term assets	7,009,890	6,365,669

Current liabilities	2,560,173	401,116
Long-term liabilities	2,584,566	5,632,710

10. Subsequent Events

On July 7, 2015, EuroSite Power, one of the Company's consolidated subsidiaries, entered into a Revolving Line of Credit Agreement, (or the "Agreement"), with Elias Samaras, EuroSite Power's Chief Executive Officer and President and a member of the Company's Board of Directors. Under the terms of the Agreement, Mr. Samaras has agreed to lend EuroSite Power up to an aggregate of $1 million, upon written request. Any amounts borrowed by EuroSite Power pursuant to the Agreement will bear interest at 6% per year. Interest is due and payable quarterly in arrears. The term of the Agreement is from June 30, 2015 to June 30, 2017. Repayment of the principal amount borrowed pursuant to the Agreement will be due on June 30, 2017. Prepayment of any amounts due under the Agreement may be made at any time without penalty.

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

AMERICAN DG ENERGY INC.

Result of Operation

Second Quarter 2015 Compared to Second Quarter 2014.

Revenues

Revenues in the second quarter of 2015 were $2,087,127 compared to $2,071,222 for the same period in 2014, a increase of $15,905 or 0.8%. The main reason for the increase is more revenue at EuroSite Power in the UK, partially offset by lower turnkey revenues. On-Site Utility energy revenue in the second quarter of 2015 was $1,871,110 compared to $1,752,517 for the same period in 2014, an increase of $118,593 or 6.8%. During the second quarter of 2015, in addition to our On-Site Utility energy revenue, the Company performed billable services and recorded revenue primarily from the sale of energy equipment and energy feasibility studies. The revenue from our turnkey projects can vary substantially from period to period. While the Company accepts turnkey installation projects, they are not considered our core business. Our turnkey and other revenue in the second quarter of 2015 decreased to $216,017 compared to $318,705 for the same period in 2014, a decrease of $102,688 or 32.2%.

During the second quarter of 2015, the Company operated 119 energy systems, representing 8,096 kWh of installed electricity potential, compared to 122 energy systems, representing 8,058 kWh of installed electricity potential for the same period in 2014. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the second quarter of 2015 was $1,887,342 compared to $1,897,902 for the same period in 2014, a decrease of $10,560 or 0.6%. The decrease in cost of sales is principally due to lower fuel, maintenance and installation costs, partially offset by higher depreciation expense. The cost of fuel, maintenance and installation was $1,367,484 in the second quarter of 2015, compared to $1,485,589 for the same period in 2014, a decrease of $118,105 or 8.0%. Depreciation expense was $519,858 in the second quarter of 2015, compared to $412,313 for the same period in 2014, an increase of $107,545.

During the second quarter of 2015, our gross margins were 9.6% compared to 8.4% for the same period in 2014, principally due to a decrease in fuel, maintenance and installation costs. Our On-Site Utility energy margins, excluding depreciation, were 32.6% in the second quarter of 2015, compared to 30.6% for the same period in 2014.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the second quarter of 2015 were $645,367 compared to $775,998 for the same period in 2014, a decrease of $130,631 or 16.8%. The decrease was primarily due to lower salary costs which was partially offset by higher stock compensation expense.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event-driven direct mail. Our selling expenses in the second quarter of 2015 were $308,428 compared to $247,358 for the same period in 2014, an increase of $61,070 or 24.7%. The increase in expense was primarily due to severance expense.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the second quarter of 2015 were $215,077 compared to $198,677 for the same period in 2014, an increase of $16,400 or 8.3%. The increase was primarily due to higher payroll expense.

Loss from Operations

AMERICAN DG ENERGY INC.

The loss from operations in the second quarter of 2015 was $969,087 compared to a loss of $1,048,713 for the same period in 2014, a decrease of $79,626 or 7.6%. The decrease in the operating loss was primarily due to higher gross margin of $26,465 and lower operating expenses by $53,161. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $130,430 in the second quarter of 2015, compared to $69,849 for the same period in 2014.

Other Income (Expense), Net

Our other expense, net, in the second quarter of 2015 was an expense of $149,402 compared to an expense of $314,355 for the same period in 2014, a decrease of $164,953. Other expense, net, includes interest and other income, gain attributable to the distribution of nonmonetary assets to noncontrolling interest, interest expense and the change in fair value of warrant liability. Interest expense was $317,650 in the second quarter of 2015 compared to $378,820 for the same period in 2014, a decrease of $61,170, which is primarily due to more premiums from the exchange of convertible debt that offset interest expense in the second quarter of 2015 compared to the same period in 2014. A gain attributable to the distribution of nonmonetary assets to noncontrolling interest of $157,870 was recognized in the second quarter of 2015. The change in fair value of warrant liability for the period ending June 30, 2015 resulted in a gain of $81 compared to $57,101 for the same period in 2014. The gain is small due to the relatively short time remaining in the life of the warrants.

Benefit (Provision) for Income Taxes

Our benefit for taxes in the second quarter of 2015 was $2,187 compared to an expense of $2,940 for the same period in 2014.

Noncontrolling Interest

The noncontrolling interest in the profits or losses in American DG New York, LLC, or ADGNY, and EuroSite Power was an increase in net loss of $59,759 in the second quarter of 2015 compared to a reduction in net loss of $89,856 for the same period in 2014. This difference is primarily due to the assignment of the full $157,870 gain attributable to the distribution of nonmonetary assets of ADGNY to noncontrolling interest.

AMERICAN DG ENERGY INC.

First Six Months of 2015 Compared to First Six Months of 2014

Revenues

Revenues in the first six months of 2015 were $4,594,867 compared to $4,599,022 for the same period in 2014, a decrease of $4,155 or 0.1%. The decrease in revenues was primarily due to decreased turnkey revenues, mostly offset by higher EuroSite Power revenue in the UK for the first six months of 2015 compared to the same period in 2014. Our On-Site Utility energy revenue in the first six months of 2015 was $4,261,457 compared to $4,148,798 for the same period in 2014, an increase of $112,659. During the first six months of 2015, the Company performed billable services and recorded revenue from the maintenance of energy systems and from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business. Our turnkey and other revenue in the first six months of 2015 decreased to $333,410 compared to $450,224 for the same period in 2014, a decrease of $116,814 or 25.9%.

During the first six months of 2015, the Company operated 119 energy systems representing 8,096 kW of installed electricity plus thermal energy, compared to 122 energy systems representing 8,058 kW of installed electricity plus thermal energy for the same period in 2014. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first six months of 2015 were $4,123,452 compared to $4,087,112 for the same period in 2014. Included in the cost of sales was depreciation expense of $1,028,315 in the first six months of 2015, compared to $893,877 for the same period in 2014, an increase of $134,438, or 15.0%. The cost of fuel, maintenance and installation was $3,095,137 in the first six months of 2015, compared to $3,193,235 for the same period in 2014, a decrease of $98,098 or 3.1%, primarily due to lower project management expenses and less installation of spare parts.

During the first six months of 2015, our gross margins were 10.3% compared to 11.1% for the same period in 2014, primarily due to an increase in our depreciation expense, partially offset by lower fuel, maintenance and installation expenses. Our On-Site Utility energy margins excluding depreciation were at 31.0% in the first six months of 2015, compared to 30.5% for the same period in 2014. During the third quarter of 2014, management initiated a formal optimization program to increase site operating hours and to increase overall site efficiency.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first six months of 2015 were $1,506,429 compared to $1,549,958 for the same period in 2014, a decrease of $43,529 or 2.8%. This decrease was primarily due to lower salary and lower accounting consulting expenses, partially offset by higher stock compensation expense.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the first six months of 2015 were $649,121 compared to $508,474 for the same period in 2014, an increase of $140,647 or 27.7%. The increase was primarily due to 2015 severance expense.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first six months of 2015 were $385,447 compared to $462,448 for the same period in 2014, a decrease of $77,001. The decrease was primarily due to lower consulting, travel, and engineering supplies.

Loss from Operations

The loss from operations in the first six months of 2015 was $2,069,582 compared to loss $2,008,970 for the same period in 2014, an increase of $60,612, or 3.0%. The increase in the operating loss was primarily due to $40,495 of lower

AMERICAN DG ENERGY INC.

gross margins and higher operating costs by $20,117. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $280,889 in the first six months of 2015, compared to $208,477 for the same period in 2014.

Other Income (Expense), Net

Our other expense, net, in the first six months of 2015 was a loss of $437,194 compared to a loss of $1,253,164 for the same period in 2014, a decrease of $815,970. Other expense, net, includes interest and other income, gain attributable to the distribution of nonmonetary assets to noncontrolling interest, interest expense, loss on extinguishment of debt and change in fair value of warrant liability. Interest and other income was $186,433 in the first six months of 2015 compared to $22,348 for the same period in 2014, an increase of $164,085. The increase was primarily due to a $157,870 gain attributable to the distribution of nonmonetary assets to noncontrolling interest recognized in the second quarter of 2015. Interest expense was $630,106 in the first six months of 2015 compared to $733,323 for the same period in 2014, an decrease of $103,217, or 14.1%. The lower interest expense is due to less convertible debentures paying interest in the first six months of 2015 as compared to the same period of 2014. We also took a non-cash charge of $533,177 in the fist six months of 2014 for the extinguishment of old EuroSite Power convertible debt exchanged for new EuroSite Power convertible debt. In the first six months of 2015, the change in fair value of warrant liability resulted in a gain of $6,479 compared to a loss of $9,012 for the same period in 2014 (see “Note 4 – Warrant liability”).

Benefit (Provision) for Income Taxes

Our provision for state income taxes in the first six months of 2015 was $5,168 compared to $9,880 for the same period in 2014.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a reduction of Net Loss of $123,449 in the first six months of 2015 compared to a reduction of Net Loss of $330,506 for the same period in 2014. This difference is primarily due to the assignment of the full $157,870 gain attributable to the distribution of nonmonetary assets of ADGNY to noncontrolling interest.

Liquidity and Capital Resources

Consolidated working capital at June 30, 2015 was $6,842,208, compared to $13,303,032 at December 31, 2014. Included in working capital were cash and cash equivalents of $8,172,481 at June 30, 2015, compared to $11,825,915 at December 31, 2014. The decrease in working capital was primarily the result of the change of the classification of $2,000,000 of a note payable to a related party from long-term to current liabilities and the purchases and installation of energy systems in the amount of $2,295,568.

Cash provided by operating activities was $26,226 in the first six months of 2015 compared to cash used of $593,159 in the same period in 2014. For the first six months of 2015, net loss was $2,388,495. This net loss was offset by $1,052,173 of depreciation and amortization, $582,348 of non-cash interest and $280,889 of stock-based compensation expense. In addition, our short and long-term receivables balance, including unbilled revenue and allowances for bad debts, decreased to $1,076,963 in the first six months of 2015 compared to $1,156,944 at December 31, 2014, providing $79,981 of cash. Our inventory decreased to $1,060,512 in the first six months of 2015 compared to $1,153,927 at December 31, 2014, providing $93,415 of cash. A decrease in our prepaid and other current assets provided $322,700 in cash primarily due to the collection of UK energy tax incentives.

Accounts payable decreased to $551,280 in the first six months of 2015, compared to $605,530 at December 31, 2014, requiring $54,250 of cash. Our accrued expenses and other current liabilities increased to $492,446 at June 30, 2015 compared to $485,570 at December 31, 2014, generating $13,537 of cash. The amount due to related parties increased to $1,003,750 in the first six months of 2015, compared to $630,805 at December 31, 2014, providing $372,945 of cash.

During the first six months of 2015, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations and the partial purchase of noncontrolling interest. The Company used $2,295,568 for purchases and installation of energy systems and $100,000 for the partial purchase of

AMERICAN DG ENERGY INC.

noncontrolling interest. The Company's financing activities used $1,284,092 of cash in the first six months of 2015, primarily due to the repayment of $1,000,000 of a related party loan and the buyback of $148,510 of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Based on our management’s evaluation (with the participation of our principal co-executive officers and acting principal financial officer), as of the end of the period covered by this report, our co-principal executive officers and acting principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our co-principal executive officers and acting principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning and End Date	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased To Date	Maximum Number of Shares That May Yet Be Purchased
September 22th - 30th, 2014	37,100	$0.99	37,100	962,900
October 8th - 28th, 2014	156,797	$0.93	193,897	806,103
November 3rd - 28th, 2014	157,579	$0.83	351,476	648,524
December 1st - 31st, 2014	236,597	$0.62	588,073	411,927
January 8th - 28th, 2015	59,737	$0.57	647,810	352,190
February 12th - 27th, 2015	38,724	$0.48	686,534	313,466
March 2nd - 31st, 2015	53,976	$0.47	740,510	259,490
April 1st - 30th, 2015	36,731	$0.66	777,241	222,759
May 1st - 31st, 2015	5,957	$0.77	783,198	216,802
June 1st - 30th, 2015	31,106	$0.49	814,304	185,696

Item 6.    Exhibits

Exhibit Number		Description of Exhibit
3.1	–	Certificate of Incorporation, as amended and restated on December 9, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Form S-3, as amended, as filed with the SEC on December 23, 2009)

3.2	–	Bylaws, as amended and restated August 31, 2009 (incorporated by reference to Exhibit 3.2 to the Company's Form S-3, as amended, as filed with the SEC on December 23, 2009)

10.1	–	Subscription Agreement, dated June 24, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 30, 2015)

10.2	–
First amendment to the Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated Aug 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 13, 2015)

31.1*	–	Rule 13a-14(a) Certification of Co-Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Co-Chief Executive Officer

31.3*	–	Rule 13a-14(a) Certification of Chief Accounting Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Accounting Officer

101.1*	–
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DG ENERGY INC.

By: /s/ JOHN N. HATSOPOULOS
Co-Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2015

By: /s/ BENJAMIN M. LOCKE
Co-Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2015

By: /s/ JOHN ESTABROOK
Chief Accounting Officer
Date: August 14, 2015