Form 10-Q
period 2015-09-30
AMERICAN DG ENERGY INC
filed 2015-11-16
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at November 12, 2015
Common Stock, $0.001 par value	50,684,095

AMERICAN DG ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2015

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refer to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,836,273	$11,825,915
Accounts receivable, net	1,028,910	1,140,811
Unbilled revenue	13,652	12,533
Due from related party	53,159	39,682
Inventory finished goods	1,088,097	1,153,927
Prepaid and other current assets	571,441	852,069
Total current assets	9,591,532	15,024,937
Property, plant and equipment, net	26,187,009	24,885,155
Accounts receivable, long-term	—	3,600
Other assets, long-term	63,609	92,148
TOTAL ASSETS	$35,842,150	$40,005,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$757,666	$605,530
Accrued expenses and other current liabilities	508,900	485,570
Due to related party	986,072	630,805
Note payable related party	2,000,000	—
Total current liabilities	4,252,638	1,721,905
Long-term liabilities:
Convertible debentures	1,600,309	1,645,444
Convertible debentures due related parties	16,729,795	15,864,215
Note payable related party	—	3,000,000
Warrant liability	2	6,780
Other long-term liabilities	—	2,227
Total liabilities	22,582,744	22,240,571
Commitments and contingencies (Note 8)
Stockholders' Equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,684,095 and 52,140,001 issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	50,684	52,140
Additional paid-in capital	49,636,284	49,854,998
Accumulated deficit	(38,639,539)	(35,232,411)
Total American DG Energy Inc. stockholders’ equity	11,047,429	14,674,727
Noncontrolling interest	2,211,977	3,090,542
Total stockholders' equity	13,259,406	17,765,269
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,842,150	$40,005,840

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30, 2015	September 30, 2014
Revenues
Energy revenues	$1,750,682	$1,697,723
Turnkey & other revenues	205,862	188,970
	1,956,544	1,886,693
Cost of sales
Fuel, maintenance and installation	1,202,289	1,201,003
Depreciation expense	521,276	464,296
	1,723,565	1,665,299
Gross profit	232,979	221,394
Operating expenses
General and administrative	558,821	780,744
Selling	250,792	291,984
Engineering	327,712	167,078
	1,137,325	1,239,806
Loss from operations	(904,346)	(1,018,412)

Other income (expense), net
Interest and other income	6,641	35,592
Interest expense	(320,337)	(350,892)
Change in fair value of warrant liability	299	110,897
	(313,397)	(204,403)

Loss before benefit (provision) for income taxes	(1,217,743)	(1,222,815)
Provision for income taxes	(8,797)	(22,814)
Consolidated net loss	(1,226,540)	(1,245,629)
Loss attributable to noncontrolling interest	207,907	75,977
Net loss attributable to American DG Energy Inc.	$(1,018,633)	$(1,169,652)

Net loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding - basic and diluted	50,687,355	51,690,714

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Revenues
Energy revenues	$6,012,139	$5,846,521
Turnkey & other revenues	539,272	639,194
	6,551,411	6,485,715
Cost of sales
Fuel, maintenance and installation	4,297,426	4,394,238
Depreciation expense	1,549,591	1,358,173
	5,847,017	5,752,411
Gross profit	704,394	733,304
Operating expenses
General and administrative	2,065,250	2,330,702
Selling	899,913	800,458
Engineering	713,159	629,526
	3,678,322	3,760,686
Loss from operations	(2,973,928)	(3,027,382)

Other income (expense), net
Interest and other income	193,074	57,940
Interest expense	(950,443)	(1,084,215)
Loss on extinguishment of debt	—	(533,177)
Change in fair value of warrant liability	6,778	101,885
	(750,591)	(1,457,567)

Loss before provision for income taxes	(3,724,519)	(4,484,949)
Provision for income taxes	(13,965)	(32,694)
Consolidated net loss	(3,738,484)	(4,517,643)
Loss attributable to noncontrolling interest	331,356	406,483
Net loss attributable to American DG Energy Inc.	$(3,407,128)	$(4,111,160)

Net loss per share - basic and diluted	$(0.07)	$(0.08)
Weighted average shares outstanding - basic and diluted	50,691,472	50,484,304

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to American DG Energy, Inc.	$(3,407,128)	$(4,111,160)
Loss attributable to noncontrolling interest	(331,356)	(406,483)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,586,410	1,394,201
Gain attributable to distribution of nonmonetary assets to noncontrolling interest	(157,870)	—
Loss on extinguishment of debt	—	533,177
Provision for losses on accounts receivable	—	26,087
Amortization of deferred financing costs	40,096	2,567
Amortization of convertible debt premium	(72,216)	9,997
Increase (decrease) in fair value of warrant liability	(6,778)	(101,885)
Non-cash interest expense	867,329	624,368
Stock-based compensation	253,813	338,790
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	114,382	(231,417)
Due from related party	(13,378)	283,356
Inventory	65,830	544,159
Prepaid and other current assets	269,071	(326,378)
Increase (decrease) in:
Accounts payable	152,136	215,103
Accrued expenses and other current liabilities	48,662	348,066
Due to related party	355,267	(34,843)
Other long-term liabilities	(2,227)	(10,206)
Net cash used in operating activities	(237,957)	(902,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,312,452)	(3,899,360)
Partial purchase of noncontrolling interest	(100,000)	—
Net cash used in investing activities	(3,412,452)	(3,899,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	—	1,450,000
Proceeds from sale of common stock, net of costs	—	3,242,957
Purchases of common stock, net of costs	(152,377)	—
Proceeds (payment) on related party note payable	(1,000,000)	3,000,000
Distributions to noncontrolling interest	(186,856)	(168,546)
Net cash provided by (used in) financing activities	(1,339,233)	7,524,411

Net increase (decrease) in cash and cash equivalents	(4,989,642)	2,722,550
Cash and cash equivalents, beginning of the period	11,825,915	9,804,291
Cash and cash equivalents, end of the period	$6,836,273	$12,526,841

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$90,871	$80,000
Income taxes	$35,838	$54,974
Non-cash investing and financing activities:
Distribution of nonmonetary assets	$340,069	$—

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

The Company has experienced total net losses since inception of approximately $39 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future. However, as the Company continues to grow its business by adding more energy systems, cash requirements will increase, and the Company may need to raise additional capital through debt financings or equity offerings to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. If the Company is unable to raise additional funds in the future it may need to terminate certain employees and adjust its business plans. Financial considerations may cause the Company to modify planned deployment of new energy systems and may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

AMERICAN DG ENERGY INC.

Note 2. Loss Per Common Share

The Company computes basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of its common stock for the period. For the nine months ended September 30, 2015, the Company excluded 15,192,083 potentially dilutive shares, and for the nine months ended September 30, 2014, the Company excluded 15,069,083 potentially dilutive shares because such shares would be anti-dilutive as a result of the reported net loss.

Note 3. Income Taxes

The provision for income taxes in the accompanying unaudited consolidated statements of operations for the three months ended and nine months ended September 30, 2015 and 2014 differ from that which would be expected by applying the federal statutory tax rate primarily due to losses for which no benefit is recognized.

Note 4. Warrant Liability

In connection with a subscription agreement that the Company entered into on December 9, 2010, the Company issued warrants for the purchase of 500,000 shares of its common stock. The warrants have an exercise price of $3.25 and are exercisable for five years, commencing six months after the closing of the offering and expire on December 14, 2015.

The warrants contain both a right to obtain stock upon exercise, or a Call, and a right to settle the warrants for cash upon the occurrence of certain events, or a Put. Generally, the Put provisions allow the warrant holders liquidity protection; the right to receive cash equal to the value of the remaining unexercised portion of the warrants in certain situations where the holders would not have a means of readily selling the shares issuable upon exercise of the warrants (e.g., where there would no longer be a significant public market for the Company’s common stock). Specifically, the Put rights would be triggered upon the occurrence of a Fundamental Transaction as defined in the agreement. Pursuant to the agreement, in the case of a Fundamental Transaction the warrant holders would receive a cash settlement in an amount equal to the value obtained by using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg L.P. using (i) a price per share of Common Stock equal to the Volume-Weighted Average Price of the Common Stock for the Trading Day immediately preceding the date of consummation of the applicable Fundamental Transaction, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of this Warrant as of the date of consummation of the applicable Fundamental Transaction and (iii) an expected volatility equal to the lesser of (1) the thirty (30) day volatility obtained from the “HVT” function on Bloomberg L.P. determined as of the end of the Trading Day immediately following the public announcement of the applicable Fundamental Transaction or (2) 70%. These warrants are classified as liabilities pursuant to the FASB guidance contained in ASC 480. Changes in the fair value of the warrant liabilities are recorded in the accompanying consolidated statements of operations (see Note 5. "Fair Value Measurements").

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

As of September 30, 2015, the Company has classified the warrants with Put and Call rights as Level 3 (see Note 4. "Warrant Liability”). The Company estimated the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 57.0%, risk free interest rate of 2.08%, expected life of five years and no dividends. The Company estimated the fair value of the warrants at September 30, 2015 using this same model with the following average assumptions assigned to the varying outcomes: expected volatility of 122.0%, risk free interest rates of 1.52%, expected lives of 0.21 years years and no dividends. As of September 30, 2015, the financial liabilities held by the Company in other current liabilities and measured at fair value on a recurring basis (which consist solely of the warrant liability) were $2. The following table summarizes the warrant liability activity for the period:

Warrant Liability
Fair value at December 31, 2014	$6,780
Fair value adjustment year-to-date	(6,778)
Fair value at September 30, 2015	$2

In connection with recognizing the distribution of energy systems to the noncontrolling interest in ADGNY (see Note 6. "Stockholders' Equity"), the Company utilized Level 3 category fair value measurements. Those measurements employed the use of discounted cash flow analysis to determine the fair value of those energy systems. The estimated expected cash flows were discounted at a rate of 12% per annum.

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

On September 19, 2014, the Board of Directors of the Company approved a common stock repurchase program that shall not exceed 1,000,000 shares of common stock and shall not exceed $1,100,000 of cost. The approval allows for purchases over a 24-month period at prices not to exceed $1.30 per share. During the first nine months of 2015, the Company repurchased 235,906 shares of common stock at an average price of $0.55. See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds", for further details.

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

Note 7.  Related Parties

EuroSite Power, Tecogen, Ilios Inc., or Ilios are affiliated companies by virtue of common ownership and common leadership..

The Company purchases the majority of its cogeneration units from Tecogen, an affiliate company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the Company and the Company leases office space from Tecogen. The Company's lease with Tecogen expires on July 31, 2016. These costs were reimbursed by the Company. As of September 30, 2015, the Company owed Tecogen $986,072 and Tecogen owed the Company $43,946 .

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

On July 7, 2015, EuroSite Power, one of the Company's consolidated subsidiaries, entered into a Revolving Line of Credit Agreement, (or the "Agreement"), with Elias Samaras, EuroSite Power's Chief Executive Officer and President and a member of the Company's Board of Directors. Under the terms of the Agreement, Mr. Samaras has agreed to lend EuroSite Power up to an aggregate of $1 million, upon written request. Any amounts borrowed by EuroSite Power pursuant to the Agreement will bear interest at 6% per year. Interest is due and payable quarterly in arrears. Repayment of the principal amount borrowed pursuant to the Agreement will be due on June 30, 2017. Prepayment of any amounts due under the Agreement may be made at any time without penalty. As of September 30, 2015 no amounts have been drawn on this line.

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

9. Variable Interest Entity

The carrying amount and classification of assets and liabilities of the Company's consolidated subsidiary EuroSite Power, which is considered to be a variable interest entity, and for which the Company has determined it is the primary beneficiary, were as follows as September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Current assets	$1,661,379	$4,784,215
Long-term assets	7,641,417	6,365,669

Current liabilities	2,759,373	401,116
Long-term liabilities	2,560,494	5,632,710

10. Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

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

Result of Operation

Third Quarter 2015 Compared to Third Quarter 2014.

Revenues

Revenues in the third quarter of 2015 were $1,956,544 compared to $1,886,693 for the same period in 2014, a increase of $69,851 or 3.7%. The main reason for the increase is more revenue at EuroSite Power in the UK. On-Site Utility energy revenue in the third quarter of 2015 was $1,750,682 compared to $1,697,723 for the same period in 2014, an increase of $52,959 or 3.1%. During the third quarter of 2015, in addition to our On-Site Utility energy revenue, the Company performed billable services and recorded revenue primarily from the sale of energy equipment and energy feasibility studies. The revenue from our turnkey projects can vary substantially from period to period. While the Company accepts turnkey installation projects, they are not considered our core business. Our turnkey and other revenue in the third quarter of 2015 increased to $205,862 compared to $188,970 for the same period in 2014, a increase of $16,892 or 8.9%.

During the third quarter of 2015, the Company operated 120 energy systems, representing 8,198 kWh of installed electricity potential, compared to 121 energy systems, representing 7,918 kWh of installed electricity potential for the same period in 2014. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

AMERICAN DG ENERGY INC.

Cost of sales, including depreciation, in the third quarter of 2015 was $1,723,565 compared to $1,665,299 for the same period in 2014, an increase of $58,266 or 3.5%. The increase in cost of sales is principally due to higher depreciation expense. The cost of fuel, maintenance and installation was $1,202,289 in the third quarter of 2015, compared to $1,201,003 for the same period in 2014, an increase of $1,286 or 0.1%. Depreciation expense was $521,276 in the third quarter of 2015, compared to $464,296 for the same period in 2014, an increase of $56,980.

During the third quarter of 2015, our gross margins were 11.9% compared to 11.7% for the same period in 2014, principally due to a decrease in fuel, maintenance and installation costs as a percentage of revenues. Our On-Site Utility energy margins, excluding depreciation, were 37.5% in the third quarter of 2015, compared to 35.3% for the same period in 2014.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the third quarter of 2015 were $558,821 compared to $780,744 for the same period in 2014, a decrease of $221,923 or 28.4%. The decrease was primarily due to lower salary and personnel costs.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event-driven direct mail. Our selling expenses in the third quarter of 2015 were $250,792 compared to $291,984 for the same period in 2014, a decrease of $41,192 or 14.1%. The decrease in expense was primarily due to lower bad debt and commission expense.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the third quarter of 2015 were $327,712 compared to $167,078 for the same period in 2014, an increase of $160,634 or 96.1%. The increase was primarily due to higher payroll, consulting and travel expense.

Loss from Operations

The loss from operations in the third quarter of 2015 was $904,346 compared to a loss of $1,018,412 for the same period in 2014, a decrease of $114,066 or 11.2%. The decrease in the operating loss was primarily due to higher gross profit of $11,585 and lower operating expenses by $102,481. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was a recovery of $27,076 in the third quarter of 2015, compared to an expense of$130,313 for the same period in 2014. This net recovery is due to the forfeiture of options granted to the former CFO.

Other Income (Expense), Net

Our other expense, net, in the third quarter of 2015 was an expense of $313,397 compared to an expense of $204,403 for the same period in 2014, an increase of $108,994. Other expense, net, includes interest and other income, gain attributable to the distribution of nonmonetary assets to noncontrolling interest, interest expense and the change in fair value of warrant liability. Interest expense was $320,337 in the third quarter of 2015 compared to $350,892 for the same period in 2014, a decrease of $30,555, which is primarily due to more premiums from the exchange of convertible debt that offset interest expense in the third quarter of 2015 compared to the same period in 2014. The change in fair value of warrant liability for the period ending September 30, 2015 resulted in a reduction of fair value of $299 compared to $110,897 for the same period in 2014. The fair value is small due to the relatively short time remaining in the life of the warrants.

Provision for Income Taxes

Our benefit for taxes in the third quarter of 2015 was an expense of $8,797 compared to $22,814 for the same period in 2014.

Noncontrolling Interest

AMERICAN DG ENERGY INC.

The noncontrolling interest in the profits or losses in American DG New York, LLC, or ADGNY, and EuroSite Power was a reduction in net loss of $207,907 in the third quarter of 2015 compared to a reduction in net loss of $75,977 for the same period in 2014. This difference is primarily due to the assignment of the full $157,870 gain attributable to the distribution of nonmonetary assets of ADGNY to noncontrolling interest.

First Nine Months of 2015 Compared to First Nine Months of 2014

Revenues

Revenues in the first nine months of 2015 were $6,551,411 compared to $6,485,715 for the same period in 2014, an increase of $65,696 or 1.0%. The increase in revenues was primarily due to higher EuroSite Power revenue in the UK for the first nine months of 2015 compared to the same period in 2014 offset by decreased turnkey revenues. Our On-Site Utility energy revenue in the first nine months of 2015 was $6,012,139 compared to $5,846,521 for the same period in 2014, an increase of $165,618. During the first nine months of 2015, the Company performed billable services and recorded revenue from the maintenance of energy systems and from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business. Our turnkey and other revenue in the first nine months of 2015 decreased to $539,272 compared to $639,194 for the same period in 2014, a decrease of $99,922 or 15.6%.

During the first nine months of 2015, the Company operated 120 energy systems representing 8,198 kW of installed electricity plus thermal energy, compared to 121 energy systems representing 7,918 kW of installed electricity plus thermal energy for the same period in 2014. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first nine months of 2015 were $5,847,017 compared to $5,752,411 for the same period in 2014. Included in the cost of sales was depreciation expense of $1,549,591 in the first nine months of 2015, compared to $1,358,173 for the same period in 2014, an increase of $191,418, or 14.1%. The cost of fuel, maintenance and installation was $4,297,426 in the first nine months of 2015, compared to $4,394,238 for the same period in 2014, a decrease of $96,812 or 2.2%, primarily due to lower project management and installation costs.

During the first nine months of 2015, our gross margins were 10.8% compared to 11.3% for the same period in 2014, primarily due to an increase in our depreciation expense, partially offset by lower fuel, maintenance and installation expenses. Our On-Site Utility energy margins excluding depreciation were at 32.9% in the first nine months of 2015, compared to 31.9% for the same period in 2014. During the third quarter of 2014, management initiated a formal optimization program to increase site operating hours and to increase overall site efficiency.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first nine months of 2015 were $2,065,250 compared to $2,330,702 for the same period in 2014, a decrease of $265,452 or 11.4%. This decrease was primarily due to lower salary and lower stock compensation expense.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the first nine months of 2015 were $899,913 compared to $800,458 for the same period in 2014, an increase of $99,455 or 12.4%. The increase was primarily due to 2015 severance expense.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first nine months of 2015 were $713,159 compared to $629,526 for the same period in 2014, an increase of $83,633. The increase was primarily due to higher payroll, consulting and travel costs.

AMERICAN DG ENERGY INC.

Loss from Operations

The loss from operations in the first nine months of 2015 was $2,973,928 compared to loss $3,027,382 for the same period in 2014, a decrease of $53,454, or 1.8%. The decrease in the operating loss was primarily due to lower general and administrative expenses. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $253,813 in the first nine months of 2015, compared to $338,790 for the same period in 2014.

Other Income (Expense), Net

Our other expense, net, in the first nine months of 2015 was a loss of $750,591 compared to $1,457,567 for the same period in 2014, a decrease of $706,976. Other expense, net, includes interest and other income, gain attributable to the distribution of nonmonetary assets to noncontrolling interest, interest expense, loss on extinguishment of debt and change in fair value of warrant liability. Interest and other income was $193,074 in the first nine months of 2015 compared to $57,940 for the same period in 2014, an increase of $135,134. The increase was primarily due to a $157,870 gain attributable to the distribution of nonmonetary assets to noncontrolling interest recognized in the second quarter of 2015. Interest expense was $950,443 in the first nine months of 2015 compared to $1,084,215 for the same period in 2014, a decrease of $133,772, or 12.3%. The lower interest expense is due to less convertible debentures paying interest in the first nine months of 2015 as compared to the same period of 2014. We also took a non-cash charge of $533,177 in the first nine months of 2014 for the extinguishment of old EuroSite Power convertible debt exchanged for new EuroSite Power convertible debt. In the first nine months of 2015, the change in fair value of warrant liability resulted in a gain of $6,778 compared to a gain of $101,885 for the same period in 2014 (see “Note 4 – Warrant liability”).

Benefit (Provision) for Income Taxes

Our provision for state income taxes in the first nine months of 2015 was $13,965 compared to $32,694 for the same period in 2014.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was a reduction of net loss of $331,356 in the first nine months of 2015 compared to a reduction of net loss of $406,483 for the same period in 2014. This difference is primarily due to changes in percentage of ownership.

Liquidity and Capital Resources

Consolidated working capital at September 30, 2015 was $5,338,894, compared to $13,303,032 at December 31, 2014. Included in working capital were cash and cash equivalents of $6,836,273 at September 30, 2015, compared to $11,825,915 at December 31, 2014. The decrease in working capital was primarily the result of the change of the classification of $2,000,000 of a note payable to a related party from long-term to current liabilities and the purchases and installation of energy systems in the amount of $3,312,452.

Cash used in operating activities was $237,957 in the first nine months of 2015 compared to cash used of $902,501 in the same period in 2014. For the first nine months of 2015, net loss was $3,407,128. This net loss was offset by $1,586,410 of depreciation and amortization, $867,329 of non-cash interest and $253,813 of stock-based compensation expense. In addition, our short and long-term receivables balance, including unbilled revenue and allowances for bad debts, decreased to $1,042,562 in the first nine months of 2015 compared to $1,156,944 at December 31, 2014, providing $114,382 of cash. Our inventory decreased to $1,088,097 in the first nine months of 2015 compared to $1,153,927 at December 31, 2014, providing $65,830 of cash. A decrease in our prepaid and other current assets provided $269,071 in cash primarily due to the collection of UK energy tax incentives.

Accounts payable increased to $757,666 in the first nine months of 2015, compared to $605,530 at December 31, 2014, providing $152,136 of cash. Our accrued expenses and other current liabilities increased to $508,900 at September 30, 2015 compared to $485,570 at December 31, 2014, providing $48,662 of cash. The amount due to related parties increased to $986,072 in the first nine months of 2015, compared to $630,805 at December 31, 2014, providing $355,267 of cash.

During the first nine months of 2015, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations and the partial purchase of noncontrolling interest.

AMERICAN DG ENERGY INC.

The Company used $3,312,452 for purchases and installation of energy systems and $100,000 for the partial purchase of noncontrolling interest. The Company's financing activities used $1,339,233 of cash in the first nine months of 2015, primarily due to the repayment of $1,000,000 of a related party loan.

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

Changes in Internal Control over Financial Reporting:
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning and End Date	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased To Date	Maximum Number of Shares That May Yet Be Purchased
September 22th - 30th, 2014	37,100	$0.99	37,100	962,900
October 8th - 28th, 2014	156,797	$0.93	193,897	806,103
November 3rd - 28th, 2014	157,579	$0.83	351,476	648,524
December 1st - 31st, 2014	236,597	$0.62	588,073	411,927
January 8th - 28th, 2015	59,737	$0.57	647,810	352,190
February 12th - 27th, 2015	38,724	$0.48	686,534	313,466
March 2nd - 31st, 2015	53,976	$0.47	740,510	259,490
April 1st - 30th, 2015	36,731	$0.66	777,241	222,759
May 1st - 31st, 2015	5,957	$0.77	783,198	216,802
June 1st - 30th, 2015	31,106	$0.49	814,304	185,696
August 6th - 21st, 2015	9,675	$0.38	823,979	176,021

Item 6.    Exhibits

Exhibit Number		Description of Exhibit
3.1	–	Certificate of Incorporation, as amended and restated on December 9, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Form S-3, as amended, as filed with the SEC on December 23, 2009)

3.2	–	Bylaws, as amended and restated August 31, 2009 (incorporated by reference to Exhibit 3.2 to the Company's Form S-3, as amended, as filed with the SEC on December 23, 2009)

10.1	–
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
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DG ENERGY INC.

By: /s/ JOHN N. HATSOPOULOS
Co-Chief Executive Officer
(Principal Executive Officer)
Date: November 16, 2015

By: /s/ BENJAMIN M. LOCKE
Co-Chief Executive Officer
(Principal Executive Officer)
Date: November 16, 2015

By: /s/ BONNIE J. BROWN
Chief Financial Officer
(Principal Financial Officer)
Date: November 16, 2015