Form 10-K
period 2015-12-31
AMERICAN DG ENERGY INC
filed 2016-03-30
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the voting and non-voting shares of the registrant held by non-affiliates was approximately $7.2 million based on a closing price per share of $0.40 on the NYSE MKT on June 30, 2015. For purposes of this calculation, an aggregate of approximately 18 million shares of common stock held directly or indirectly by directors, officers, and affiliates of the registrant have been included in the number of shares held by affiliates.

As of March 30, 2016, the registrant’s shares of common stock outstanding were: 50,684,095.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is to be incorporated herein by reference to our definitive Proxy Statement as filed with the SEC for our Annual Meeting of Stockholders to be held on June 28, 2016.

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

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

AMERICAN DG ENERGY INC.

PART I

Item 1. Business.

General

American DG Energy Inc., or the Company, we, our, or us, distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat, and cooling. Our business model is to own the equipment that we install at customers' facilities and to sell the energy produced by these systems to customers on a long-term contractual basis. We call this business the “On-Site Utility”.
We offer natural gas powered cogeneration systems that are reliable and energy efficient. Our cogeneration systems produce electricity from an internal combustion engine driving a generator, while the heat from the engine and exhaust is recovered and typically used to produce heat and hot water for use on-site. We also distribute and operate water chiller systems for building cooling applications that operate in a similar manner, except the engines in the water chiller systems drive a large air-conditioning compressor while recovering heat for hot water. Cogeneration systems reduce the amount of electricity that a customer must purchase from the local utility and produce valuable heat and hot water on-site to use as required. By simultaneously providing electricity, hot water and heat, cogeneration systems also have a significant, positive impact on the environment by reducing the carbon dioxide, or CO2, produced by replacing a portion of the traditional energy supplied by the electric grid and conventional hot water boilers.
Distributed generation of electricity, or DG, often referred to as cogeneration systems or combined heat and power systems, or CHP, is an attractive option for reducing energy costs and increasing the reliability of available energy. DG has been successfully implemented by others in large industrial installations over 10 Megawatts, or MW, where the market has been growing for a number of years, and is increasingly being accepted in smaller sized units because of technology improvements, increased energy costs, and better DG economics. We believe that our target market (users of up to 1 MW) has been barely penetrated and that the reduced reliability of the utility grid, increasing cost pressures experienced by energy users, advances in new, low cost technologies, and DG-favorable legislation and regulation at the state and federal level will drive our near-term growth and penetration of the target market. The Company maintains a website at www.americandg.com. Our website address included in this Annual Report on Form 10-K, or this Annual Report is a textual reference only, and the information in the website is not incorporated by reference into this Annual Report.
The Company was incorporated as a Delaware corporation on July 24, 2001 to install, own, operate and maintain complete DG systems, or energy systems, and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. As of December 31, 2015, we had installed energy systems, representing an aggregate of approximately 8,323 kilowatts, or kW, 59.0 million British thermal units, or MMBtu's, of heat and hot water and 4,525 tons of cooling. kW is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated.
We believe that our primary near-term opportunity for DG energy and equipment sales is where commercial electricity rates exceed $0.12 per kW hour, or kWh, which is predominantly in the Northeast and California. Attractive DG economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies, and other light industrial facilities.
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
We purchase energy equipment from various suppliers. The primary type of equipment we use in our energy systems is a natural gas-powered, reciprocating engine supplied by Tecogen Inc., or Tecogen, an affiliate of the Company. We believe that our supply arrangements with Tecogen have been negotiated on an arm's length basis, and we also believe there are enough alternative vendors of CHP equipment to satisfy the Company's needs of the supply arrangement if Tecogen were to terminate for any reason. For more information, see Note 10 to the Notes to Consolidated Financial Statements. A CHP system simultaneously produces two types of energy - heat and electricity - from a single fuel source, generally natural gas. The two key components of a CHP system are an internal combustion reciprocating engine and an electric generator. The clean natural gas fired engine spins a generator to produce electricity. The natural byproduct of the working engine is heat. The heat is captured and used to supply space heating, domestic hot water heating, laundry hot water, or heating for swimming pools and spas.

AMERICAN DG ENERGY INC.

In July 2010, the Company established EuroSite Power Inc., or EuroSite, a subsidiary formed to introduce the Company's On-Site Utility solution into the European market. As of December 31, 2015, the Company owned a 48.0% interest in EuroSite and had consolidated EuroSite into its financial statements in accordance with generally accepted accounting principles, or GAAP. The Company provides United States accounting, finance, and legal help to Eurosite from its office in Waltham, Massachusetts.

As power sources that use alternative energy technologies mature to the point when they are both reliable and economical, we will consider employing them to supply energy for our customers. We regularly assess the technical, economic, reliability, and emissions issues associated with systems that use solar, micro-turbine, or fuel cell technologies to generate power.
Background and Market
The delivery of energy services to commercial and residential customers in the United States, we believe, has evolved over many decades into an inefficient and increasingly unreliable structure. Power for lighting, air conditioning, refrigeration, communications, and computing demands comes almost exclusively from centralized power plants serving users through a complex grid of transmission and distribution lines and substations. Even with continuous improvements in central station generation and transmission technologies, we believe today's power industry is inefficient compared to DG. Coal accounts for more than half of all electric power generation, so, consequently, we believe these inefficiencies are a major contributor to rising atmospheric CO2 emissions. As countermeasures are sought to limit global warming, it is expected that environmental pressures against coal will favor the deployment of alternative energy technologies.
On-site boilers and furnaces burning either natural gas or petroleum distillate fuels produce most thermal energy for space heating and hot water services. This separation of thermal and electrical energy supply services has persisted despite a general recognition that CHP can be significantly more energy efficient than central generation of electricity by itself. Except in large-scale industrial applications (e.g., paper and chemical manufacturing), cogeneration has not yet attained general acceptance. This is due, in part, because the technologies previously available for small on-site cogeneration systems were incapable of delivering the reliability, cost and environmental performance necessary to displace or even substantially modify the established power industry structure.
Due to these factors, electricity reserve margins have declined, and the reliability of service has begun to deteriorate, particularly in regions of high economic growth. Widespread acceptance of computing and communications technologies by consumers and commercial users has further increased the demand for electricity, while also creating new requirements for very high power quality and reliability. At the same time, technological advances in emission control, microprocessors, and internet technologies have sharply altered the competitive balance between centralized generation and DG. These fundamental shifts in economics and requirements are key to the emerging opportunity for DG equipment and services.
The Role of DG
DG is the production of two sources or two types of energy (electricity or cooling and heat) from a single energy source (natural gas). We use technology that utilizes a low-cost, mass-produced, internal combustion engine from General Motors, used primarily in light trucks and sport utility vehicles that is modified to run on natural gas. The engine spins either a standard generator to produce electricity, or a conventional compressor to produce cooling. For heating, because the working engine generates heat, we capture the byproduct heat with a heat exchanger and utilize the heat for facility applications in the form of space heating and hot water for buildings or industrial facilities. Standard refrigeration and cooling equipment uses an electric motor to spin a conventional compressor, but we replace the standard electric motor with a modified internal combustion engine, as described above, that runs on natural gas.
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
Until recently, many DG technologies have not been a feasible alternative to traditional energy sources because of economic, technological, and regulatory considerations.

AMERICAN DG ENERGY INC.

We supply cogeneration systems that are capable of meeting the demands of commercial users and that can be connected to the existing utility grid. Specific advantages of the Company's on-site DG systems, compared with traditional centralized generation and distribution of electricity alone, include the following:

•
Greatly increased overall energy efficiency (up to 90% - see Environmental and Energy Study Institute (EESI), Energy Generation and Distribution Efficiency, available at http://www.eesi.org/generation_distribution. This website address and any other website addresses included in this Annual Report are included as textual references only and the information in such websites is not incorporated by reference into this Annual Report).

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

In addition, DG systems are supported by the EPA and possess significant positive environmental impact. According to the EPA: "Combined heat and power systems offer considerable environmental benefits when compared with purchased electricity and onsite-generated heat. By capturing and utilizing heat that would otherwise be wasted from the production of electricity, CHP systems require less fuel than equivalent separate heat and power systems to produce the same amount of energy. Because less fuel is combusted, greenhouse gas emissions, such as carbon dioxide (CO2), as well as criteria air pollutants like nitrogen oxides (NOx) and sulfur dioxide (SO2), are reduced." (See: http://www.epa.gov/chp/chp-benefits).
The EPA has created a Combined Heat and Power Partnership to promote the benefits of DG systems. The Company is a member of this partnership.
Business Model
We are a DG on-site energy company that generates revenue by selling energy in the form of electricity, heat, hot water, and air conditioning under long-term contracts with commercial, institutional and light industrial customers with a typical term of 10 to 15 years. We install our systems at no cost to our customers and retain ownership of the installed systems, although in some cases we also offer turnkey installations where customers may directly purchase our cogeneration systems. Our systems operate more efficiently than the utility grid, and we are able to sell the energy produced by these systems to our customers at prices below their existing cost of electricity (or air conditioning), heat, and hot water. Our cogeneration systems consist of natural gas-powered internal combustion engines that drive an electrical generator to produce electricity and that capture the engine heat to produce space heating and hot water. Our energy systems also can be configured to drive a compressor that produces air conditioning and that also captures the engine heat. As of December 31, 2015, we had 121 energy systems operational.
To date, each of our installations runs in conjunction with the electric utility grid and requires standard interconnection approval from the local utility. Our customers use both our energy system and the electric utility grid for their electricity requirements. We typically supply the first 20% to 60% of a building's electricity requirements while the remaining electricity is supplied by the electric utility grid. Our customers are contractually bound to use the energy we supply.
To date, the price that we have charged our customers is set in our customer contracts at a discount to the price our customers would otherwise pay to their local electric utility. For the portion of the customer's electricity that we supply, the customer realizes immediate savings on his/her electric bill. In addition to electricity, we sell our customers the heat and hot water at the same price they were previously paying or at a discount equivalent to their discount from us on electricity. Our air conditioning systems are also priced at a discount.

AMERICAN DG ENERGY INC.

We own and operate the DG systems; our customers have no investment in the units, and therefore our customers benefit from no capital requirements and no operating responsibilities. We manage the DG systems; our customers require no staff to manage the energy systems we provide, and, therefore, our customers have no energy system responsibilities. Our customers are bound, however, to pay for the energy supplied by the energy systems over the term of the agreement.
Energy and Products Portfolio
We provide a full range of CHP product and energy options. Our primary energy and products are listed below:

•	Energy Sales

◦	Electricity

◦	Thermal (Hot Water, Heat and Cooling)

•	Energy Producing Products

◦	Cogeneration Packages

◦	Chillers

◦	Natural Gas Heat Pumps

◦	Complementary Energy Equipment (e.g., boilers, etc.)

•	Turnkey Installation of Energy Producing Products with Incentives

Energy Sales

For the customers that want to own a CHP system, we offer a "turn-key" option whereby we provide equipment systems engineering, installation, interconnect approvals, on-site labor, and startup services needed to bring the complete CHP system on-line. Some customers contract with us to operate and manage the installed CHP systems.

For customers seeking an alternative to our turn-key systems, we install, maintain, finance, own and operate complete on-site CHP systems that supply, on a long-term, contractual basis, electricity and other energy services. We sell the energy to customers at a guaranteed discount rate to the rates charged by conventional utility suppliers.

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
Customers are billed monthly and benefit from a reduction in their current energy bills without the capital costs and risks associated with owning and operating a cogeneration or chiller system. Also, by outsourcing the management and financing of on-site energy facilities to us, they can reap the economic advantages of DG without the need for retaining specialized in-house staff with skills unrelated to their core business. As part of our standard customer contract, we also agree to obtain any necessary permits or regulatory approvals at our sole expense. Our agreements are generally for a term of 15 years, renewable for two additional five-year terms upon the mutual agreement of the parties.

In regions where high electricity rates prevail, such as the Northeast, monthly payments for CHP energy services can yield attractive paybacks (e.g. in some cases as quickly as 3-5 years) on our investments in On-Site Utility projects. The price of natural gas has a minor effect on the financial returns obtained from our energy service contracts because we believe the value of hot water and other thermal services produced from the recovered heat generated by the internal combustion engine in our on-site DG system will generally increase or decrease faster, relative to higher or lower fuel costs. This recovered energy, which comprises up to 60% of the total heating value of fuel supplied to our CHP equipment, displaces some fuel use, but requires less than would otherwise be burned in a conventional boiler.

AMERICAN DG ENERGY INC.

Energy Producing Products
We typically offer cogeneration units sized to produce 75 kW to 100 kW of electricity, water chillers sized to produce 200 to 400 tons of cooling and ultra-high-efficiency heating products, such as high efficiency water heaters.
For cogeneration, we prefer a modular design approach that allows us to group multiple units together to serve customers with considerably larger power requirements. Often, cogeneration units are conveniently dispersed within a large operation, such as a hospital or campus, serving multiple-process heating systems that would otherwise be impractical to serve from a single large machine. The equipment we select often yields overall energy efficiencies in excess of 80% (from our equipment supplier's specifications). We also purchase energy equipment that incorporates mechanical work to extract heat from the environment, like high-efficiency water heaters, in order to supplement the chemical energy available in the fuel. The result is a significant boost in efficiency and reduced carbon emissions relative to conventional heating systems.
Service and Installation

Where appropriate, we utilize local vendors for the equipment we deploy. We require long-term maintenance contracts and ongoing parts sales. Our centralized remote monitoring capability allows us to manage our equipment in the field. Our installations are performed by local contractors with experience in energy cogeneration systems.

Other Funding and Revenue Opportunities

Due to the availability of our energy systems, the Company is able to participate in the demand response market and, where permitted by customer contracts, receive payments. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. We have also received grants and incentives from state organizations and natural gas companies for our installed energy systems.

Sales and Marketing

Our On-Site Utility services are sold directly to end-users. We offer standardized packages of energy, equipment, and services suited to the needs of property owners and operators in healthcare, hospitality, large residential, athletic facilities, and certain industrial sites. This includes national accounts and other customer groups having a common set of energy requirements at multiple locations.

Competition

We compete with established utilities that provide electricity, wholesale electricity and gas utility distributors, companies that provide services similar to ours, and other forms of alternative energy. DG is gaining acceptance in regions where energy customers are dissatisfied with the cost and reliability of traditional electricity service. These end-users, together with growing support from state legislatures and regulators, are creating a favorable climate for the growth of DG that is overcoming the objections of established utility providers. In our target markets, we compete with large utility companies such as Con Edison, Inc. and Long Island Power Authority in New York, Public Service Electric and Gas Company in New Jersey, and Eversource and National Grid USA Service Company, Inc. in Massachusetts. Those companies are much larger than us in terms of revenues, assets, and resources, but we target the same markets. We compete with large utility companies by marketing our electricity services to the same potential commercial building customers. We also compete with other on-site utility companies, such as Aegis Energy Services Inc. and All Systems Cogeneration Inc.

Certain engine manufacturers sell DG units that range in size from a few kWs to many MWs in size. Most of the DG units are greater than 1 MW, and the manufacturers producing those units include Caterpillar Inc., Cummins Power Generation Inc., and Waukesha, a subsidiary of General Electric Company. In many cases, we view these companies as potential suppliers of equipment and not as competitors.

The alternative energy market continues to evolve. Many companies are developing alternative and renewable energy sources including solar power, wind power, fuel cells and micro-turbines. The effect of these developing technologies on our business is difficult to predict; however, when their technologies become more viable for our target markets, we may be able to adopt their technologies into our business model.

There are a number of energy service companies that offer services related to DG systems. These companies include Siemens AG, Honeywell International Inc. and Johnson Controls Inc. In general, these companies seek large, diverse projects

AMERICAN DG ENERGY INC.

for electricy demand reduction (e.g.,campuses) that include building lighting and controls, and electricity (on rare occasions) or cooling. Because of their overhead structures, these companies often solicit large projects rather than individual properties. Since we focus on smaller projects for energy supply, we believe we are suited to work in tandem with these companies when the opportunity arises.

There are local emerging cogeneration developers and contractors that are attempting to offer services similar to ours. To be successful, they would need to have the proper experience in equipment and technology, installation contracting, equipment maintenance and operation, economic site evaluation, project financing, and energy sales in addition to the capability of covering a broad region.
Relationship with Tecogen
On August 7, 2015, the Company entered into a Facilities, Support Services and Business Agreement with Tecogen, or the Facilities Agreement. The Facilities Agreement replaced and amended version of the Facilities and Support Service Agreement, dated as of January 1, 2006 with Tecogen. The Facilities Agreement provides that, in exchange for agreed upon fees, Tecogen will provide the Company with, among other things; (1) certain office space; (2) certain business support services; (3) certain rights to purchase cogeneration products directly from Tecogen at a discounted price; (4) certain rights to purchase Tecogen services at a discounted price; (5) certain rights that allow the Company to purchase Tecogen products from Tecogen’s sales representatives; and (6) the right to certain royalty fees. Absent required notice, the Facilities Agreement will automatically renew for one-month periods. Under this agreement the Company leases approximately 2,400 square feet of office space from Tecogen. Under the terms of the Facilities Agreement the Company pays Tecogen a monthly fee $5,122 per month.

In October 2009, the Company entered into a five-year exclusive distribution agreement with Ilios Inc., or Ilios, a subsidiary of Tecogen that develops and distributes ultra-high-efficiency heating products, such as a high efficiency water heater, that provides increased efficiency compared to conventional boilers. This distribution agreement was subsequently amended on November 12, 2013, as amended, the Distribution Agreement. The Distribution Agreement automatically renews for one-year terms on successive one year terms unless one party notifies the other in writing that it would like to terminate the agreement. Under terms of the Distribution Agreement, the Company has exclusive rights to incorporate Ilios's products in the Company's energy systems throughout the European Union and New England. The Company also has non-exclusive rights to distribute Ilios's products into the remaining parts of the United States and the world in cases where the Company retains ownership of the equipment for its On-Site Utility business. The Distribution Agreement allows Ilios to appoint sales representatives in the European Union, other than solely the Company.

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

Compliance with Environmental Laws

We are not required to comply with any environmental laws that are particular to our business, either in the United States or Europe. However, it is our policy to be environmentally conscientious in our operations.

Employees

As of December 31, 2015, the Company employed thirteen active full-time employees and three part-time employees. We believe that our relationship with our employees is satisfactory. None of our employees are represented by a collective bargaining agreement.

Recent Initiatives

In 2015, the Company began executing an initiative to more effectively invest its capital, or the Initiative. The Initiative is focused on effectively investing the Company’s capital by increasing the performance of its existing sites. The goal of the Initiative is to make strategic capital improvements aimed at increasing productivity of the existing portfolio while

AMERICAN DG ENERGY INC.

optimizing the Company’s margins and increasing cash flow. This Company expects that the Initiative will provide a strong foundation of high performing assets that may be used to fund future growth.

The Initiative is composed of a number of phases and contains multiple layers of evaluation. The first step is analyzing the existing portfolio to determine which sites make feasible options for investment. The Company compares each site’s unique income factors to its current operational performance to determine not only each site’s viability but also its order of priority. The Company evaluates certain indicators, including the size of the existing site, highly profitable utility rate matrices, and unique economic opportunities, including demand management programs or carbon credit rebates. The Company believes that upgrading existing sites is a more effective use the Company’s capital than building new sites because in general it takes at least four years for a new site to experience a positive return on investment, while improvements to existing sites can boost the return on already profitable sites and result in rapid positive returns on investment for sites thta have not yet become profitable.

After identifying viable sites, the Company determines the appropriate improvements to be conducted at such viable site. This process, managed by the Company’s operations and engineering staff, includes evaluating the existing energy installation for points of deficiency and evaluating the site location for opportunities for new points of delivery. These evaluations are driven through the careful analysis of the Company’s vast catalog of historic operational energy data, which grows at a rate of approximately two million new data points per day. By utilizing the catalog, the Company’s staff can make data-driven decisions. Once the improvements have been made and the existing site has been optimized it is more self-sufficient, driving down ongoing maintenance and equipment related expenses and improving the site’s energy revenue profile.

This final phase in the Initiative is focused on improved customer relations and higher customer satisfaction. The Company is elevating its relationship with its’ customers from a passive utility provider to an active energy partner. This means not only delivering consistent, reliable energy to the customer at our discounted rate, but also promptly resolving any issues and assisting customers with other issues if and when the opportunity rises. The Company believes that by taking this approach it will produce more inside sales leads. Many of the Company’s customers own multiple buildings or are part of organizations that manage many properties that can benefit from On-Site Utility CHP technology, making them prime candidates for inside sales. Low interest rates are currently an additional hurdle to outside sales by making outright customer purchase of equipment easier and potentially more attractive than our On-Site Utility solutions.

In conjunction with the Initiation, the Company has begun to make broader improvements to all of its portfolios, including: (1) upgrading monitoring to 4G to reduce communications-based downtime and allow for instant, real-time monitoring of sites; (2) introducing water treatment to the water that flows through our equipment to improve the lifespan of our equipment and decrease operating costs; and (3) adding and improving equipment focused on generating demand revenue. These smaller steps across the fleet have already and will continue to increase revenues and reduce costs.

To support the Initiative, the Company diverted resources from some other departments; primarily the sales and marketing departments. This results in a decrease in selling expenses and general administrative expenses. The Company believes these are the best departments and expenses to reduce as improvement of the installed base has the ability to lead to higher customer satisfaction and possibly customer referrals. The Company believes that focusing on fixing existing sites is a better use of resources then incurring these high sales cost to find new suitable customers. This may change if interest rates rise and it becomes less cost effective for potential customers to finance their own equipment purchase.

Restructuring of American DG New York, LLC Joint Venture

On June 5, 2015, American DG New York, LLC, or ADGNY, a joint venture in which the Company holds a 51% membership interest, distributed certain energy systems related to sites it owned and operated to each of its members, the Company and AES-NJ Cogen Co., Inc., or AES, in exchange for (i) with respect, 100,000 shares of the Company's common stock and (ii) with respect to AES, $100,000. Prior to the distribution, ADGNY owned and operated cogeneration units at 21 sites, and each member shared proportionally in the revenue generated by each site. In accordance with the terms of the distribution, all of ADGNY's assets related to eight sites were distributed to the Company, all of ADGNY's assets related to eight sites were distributed to AES, and all of the assets related to the remaining five sites remain held by ADGNY. The assets distributed related to each site, consisted primarily of cogeneration units and long term operating agreements. Prior to the distribution, each member held a certain percentage interest in the assets related to each site; following the distribution, however, each member holds complete direct ownership of the assets such member received in the distribution.

The direct and whole ownership of the assets, received by each party in the distribution, related to the respective sites will allow each party to independently manage and operate such assets. Prior to the distribution, AES operated the assets

AMERICAN DG ENERGY INC.

related to these sites under an operating agreement. Following the distribution, the Company will manage the remaining sites in ADGNY.

This relocation of ownership of these units was done to: (1) increase the overall number of units the Company owns; (2) give the Company the ability to increase the performance of the sites it acquired and the sites remaining in ADGNY; (3) have stronger relationships with the customers that obtain energy from the units acquired; and (4) improve logistics. Eight sites consisting of 13 units were distributed to the Company, while eight sites consisting of nine units were distributed to AES. In addition, these acquired units have great potential for improvement. The Company believes that assuming control of more sites, including the ability to maintain five sites remaining in ADGNY, it will give the Company increased flexibility to improve the performance of each site. This in turn has the potential to increase revenue. In the short term, this restructuring may result in a loss of revenue for the Company because: (1) in the distribution eight sites were distributed that the Company previously majority owned and received considerable revenue from; and (2) the Company has not had sufficient time to offset this revenue loss by substantially improving the performance of the eight sites distributed to it or by substantially improving the performance of the five sites remaining in ADGNY that the Company now maintains.

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

Our business may be limited by competition from energy services companies arising from the breakup of conventional regulated electric utilities. Such competitors, both in the equipment and energy services sectors, are likely to have far greater financial and other resources than us, and could possess specialized market knowledge with existing channels of access to prospective customer locations. We may be unable to successfully compete against those competitors

Our ability to access capital for the repayment of debts and for future growth is limited as the financial markets can be unpredictable.

Our ability to access capital could be impacted by various factors including general market conditions or a slowdown in the economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. We can provide no assurance that capital will be available on favorable terms, if at all.

Because unfavorable utility regulations make the installation of our systems more difficult or less economical, any slowdown in the utility deregulation process would be an impediment to the growth of our business.

In the past, many electric utility companies have raised opposition to DG, a critical element of our On-Site Utility business. Such resistance has generally taken the form of stringent standards for interconnection and the use of targeted rate structures as disincentives to combined generation of on-site power and heating or cooling services. A DG company's ability to obtain reliable and affordable back-up power through interconnection with the grid is essential to our business model. Utility policies and regulations in most states are often not prepared to accommodate widespread on-site generation. These barriers erected by electric utility companies and unfavorable regulations, where applicable, make more difficult or uneconomic our ability to connect to the electric grid at customer sites and are an impediment to the growth of our business. The development of our business could be adversely affected by any slowdown or reversal in the utility deregulation process or by difficulties in negotiating backup power supply agreements with electric providers in the areas where we intend to do business.

The economic viability of our projects depends on the price spread between fuel and electricity, and the variability of the prices of these components creates a risk that our projects will be uneconomic.

The economic viability of DG projects is dependent upon the price spread between fuel costs and electricity prices. Volatility in one component of the spread, the cost of natural gas and other fuels (e.g., propane or distillate oil) can be managed to a greater or lesser extent by means of futures contracts. However, the regional rates charged for both base load and peak electricity services may decline periodically due to excess capacity arising from over-building of utility power plants or recessions in economic activity. Any sustained weakness in electricity prices could significantly limit the market for our cogeneration, cooling equipment and On-Site Utility energy services and have a material adverse effect on our business and financial performance.

AMERICAN DG ENERGY INC.

Expiring customer contracts may lead to decreases in revenue and increases in expenses.

Some of our customer contracts may expire in 2016 which, if not extended, may lead to decreases in revenue. This decrease in revenue will be due to less energy billing. Expiring customer contracts can also lead to an increase in expenses because we will have to remove the equipment at the customer location. We will remove the equipment at our own expense and are obligated to do so at the end of the customer contract.

Each year, a portion of our customers contracts expire and need to be renewed or replaced. We may not be able to extend contracts with existing customers or obtain replacement contracts at attractive rates or for the same term as the expiring contracts.

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

Our revenue from energy billing is partly dependent on the weather and increased temperatures could reduce our revenue.

In warmer months the customers are not using as much thermal energy as they do not have as much of a demand to heat their locations. Due to the demand being lower in warmer months we may not be able to bill for thermal energy and in turn may have a decrease in revenue.

AMERICAN DG ENERGY INC.

Certain characteristics of specific sites may make it difficult to install and maintain our equipment.

When entering into customer contracts there is a risk that the customer's site will not be well-suited for our equipment. In certain situations, installing and maintaining our equipment at a customer's site may cost more than anticipated, which could lead to an increase in expenses. This has the potential to lead to a decrease in revenue if the site is not capable of running properly.

Operating diverse on-site utility sites across many different locations presents significant maintenance challenges.

We operate 121 systems at various locations which require considerable monitoring and maintenance on a twenty-four hour basis. Managing multiple sites simultaneously creates challenges of engineering resource and spare part availability.

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

George N. Hatsopoulos and John N. Hatsopoulos, who are brothers, together with their families, beneficially own a large portion of our outstanding shares of common stock. These stockholders, with a small group of other major stockholders, have the ability to control various corporate decisions, including our direction and policies, the election of directors, the content of our charter and bylaws and the outcome of any other matter requiring stockholder approval, including a merger, consolidation and sale of substantially all of our assets or other change of control transaction. The concurrence of our minority stockholders will not be required for any of these decisions.

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

As of the end of the period covered by this Annual Report, our principal executive officer and principal accounting officer have performed an evaluation of controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported as and when required. Management conducted an evaluation of our internal control over financial reporting and based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of the end of the period covered by this report. The Company currently has material weaknesses in financial reporting relating to the lack of a sufficient number of controls over manual processes of revenue recognition and impairment calculations. This constitutes a material weakness in financial reporting. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and might require us to incur additional costs to improve our internal control system.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.
Our headquarters are located in Waltham, Massachusetts and consist of 2,389 square feet of office and storage space that are shared with EuroSite and Ilios and are sub-leased from Tecogen. We believe that our facilities are appropriate and adequate for our current needs.

AMERICAN DG ENERGY INC.

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

Market

Our common stock is traded on the NYSE MKT under the symbol ADGE. Prior to October 19, 2009, our stock was traded on the OTC Bulletin Board. The following table sets forth the high and low sale prices of the Company’s common stock for 2015 and 2014, as reported by the exchange.

	2015		2014
Quarter	High	Low	High	Low

First Quarter	$0.66	$0.34	$2.5	$1.64
Second Quarter	0.90	0.28	2.59	1.60
Third Quarter	0.48	0.26	1.89	0.92
Fourth Quarter	0.59	0.29	1.17	0.43

The closing price of our common stock as reported on the NYSE MKT on December 31, 2015 and 2014 was $0.33 and $0.60, respectively.

Recent Purchases of the Company’s Equity Securities

We did not repurchase any shares of our common stock during the three months ended December 31, 2015.

Holders

As of March 30, 2016, there were approximately 46 record holders of our common stock.

Special Stock Dividend

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

Equity Compensation Plans

The following table provides information as of December 31, 2015, regarding common stock that may be issued under the Company’s equity compensation plans. Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the company’s stockholders (which date back to before the Company became a reporting Company under the Exchange Act).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	2,478,000	$1.06	3,014,000

Equity compensation plans not approved by security holders	—	$—	—

Total	2,478,000	$1.06	3,014,000

AMERICAN DG ENERGY INC.

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

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered securities during the three months ended December 31, 2015.

Item 6.    Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report,, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Item 1A. Risk Factors” beginning on page 12 of this Annual Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We sell energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a standard term of 10 to 15 years). Our typical sales model is to own and install energy systems in our customers’ buildings and sell the energy produced by those systems back to the customers at a cost set by a negotiated formula in our customer contracts. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We use a contractually defined formula to multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from each customer's local energy utility, to derive the value of our monthly energy sale, which includes a negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month. Our revenues commence as new energy systems become operational. As of December 31, 2015, we had 121 energy systems operational.

Some of our customers choose to purchase the energy system from us rather than have it owned by American DG Energy. In this case, we account for revenue and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the

AMERICAN DG ENERGY INC.

respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue. Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. Revenues from operation and maintenance services, including shared savings are recorded when provided and verified.

We have experienced total net losses since inception of approximately $40.7 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2015 will, we believe, provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2015 and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through March 30, 2017. Beyond March 30, 2017. We may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

The Company’s operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

In 2015, the Company began executing the Initiative. The Initiative is focused on effectively investing the Company’s capital by increasing the performance of its existing sites. The goal of the Initiative is to make strategic capital improvements aimed at increasing productivity of the existing portfolio while optimizing the Company’s margins and increasing cash flow. The Company expects that the Initiative will provide a strong foundation of high performing assets that may be used to fund future growth. See "Item 1 Business" for a description of the Initiative.

Related Party Transactions

See "Note 10 - Related parties" to the consolidated financial statements contained herein.

Results of Operations

Fiscal Year Ended December 31, 2015 Compared with Fiscal Year Ended December 31, 2014

Revenues

Revenues in 2015 were $8,556,917 compared to $8,567,553 for the same period in 2014, a decrease of $10,636 or 0.1%. While energy production in 2015 increased mainly due to increased energy system performance under the Initiative, revenues decreased primarily due to the loss of revenue from eight energy sites under the restructuring of the Company's joint venture, ADGNY. Our On-Site Utility energy revenues in 2015 increased to $7,829,022 compared to $7,808,933 for the same period in 2014, an increase of $20,089 or 0.3%. As part of our On-Site Utility energy revenue, the revenue recognized from demand response activity was $137,896 and $247,518, for the years ended December 31, 2015 and 2014, respectively. Our turnkey and other revenues in 2015 decreased to $727,895 compared to $758,620 for the same period in 2014. The revenue from our turnkey projects can vary substantially per period.

During 2015, we operated 121 energy systems, at 69 locations, representing 8,323 kW of installed electricity plus thermal energy, compared to 123 energy systems at 69 locations, representing 8,186 kW of installed electricity plus thermal energy for the same period in 2014. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and a contractually negotiated formula, which takes into account the monthly published price of energy (electricity, natural gas or oil) from each customer's local utility, less an applicable discount. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in 2015 was $8,726,093 compared to $8,481,780 for the same period in 2014, an increase of $244,313 or 2.9%. The increase in expense was principally driven by the partial impairment of four sites totaling $865,596 in 2015 compared to the partial impairment of four sites totaling $723,438 in 2014. Also included in the

AMERICAN DG ENERGY INC.

cost of sales was an increase in depreciation expense of $290,654 to $2,134,471 in 2015, from $1,843,817 for the same period in 2014. Fuel, maintenance and installation costs decreased by $188,499 to $5,726,026 in 2015 from $5,914,525 in 2014, primarily as a result of a 3% drop in natural gas prices.

In 2015, our gross margins were (2.0)% compared to 1.0% for the same period in 2014. The decrease was primarily due to higher depreciation, maintenance and site impairment costs. Our On-Site Utility energy margins excluding site impairments and depreciation were at 33.1% in 2015 compared to 31.0% for the same period in 2014.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in 2015 were $2,821,321 compared to $3,238,141 for the same period in 2014, a decrease of $416,820 or 12.9%. The decrease was primarily due to reductions in payroll, legal, and accounting expenses.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in 2015 were $1,172,909 compared to $1,078,351 for the same period in 2014, an increase of $94,558. The increase in costs was principally due to an agreed upon settlement with a customer over past billing issues.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in 2015 were $1,003,918 compared to $897,445 for the same period in 2014, an increase of $106,473 or 11.9%. The increase in our engineering expenses was due to additional payroll expenses and consulting expenses in connection with the Initiative.

Loss from Operations

The loss from operations in 2015 was $5,167,324 compared to $5,128,164 for the same period in 2014, an increase of $39,160 was principally due to increased depreciation expense, costs associated with the restructuring of ADGNY, and impairment partially offset by lower operating expenses.

Other Income (Expense), Net

Our other income (expense), net, in 2015 was an expense of $1,070,962 compared to an expense of $2,042,234 for the same period in 2014. Other income (expense), net, includes interest and other income, interest expense, debt conversion inducement expense, loss on extinguishment of debt and change in fair value of warrant liability. Interest and other income was $199,221 in 2015 compared to $92,928 for the same period in 2014. The increase was primarily due to a gain from the restructuring of ADGNY LLC. Interest expense was $1,276,963 in 2015 compared to $1,402,493 for the same period in 2014, a 9.0% decrease, primarly due to a modification of a convertible debenture. In 2015, the change in fair value of warrant liability resulted in income of $6,780 compared to $125,485 in 2014 (see “Note 8 – Warrant liability”). We also took a non-cash charge of $533,177 in 2014 for the extinguishment of old EuroSite Power convertible debt which was exchanged for new EuroSite Power convertible debt and we recorded a debt conversion inducement expense of $324,977 for the conversion of EuroSite convertible debt into common shares of EuroSite Power at favorable conversion rates.

Provision for Income Taxes

Our benefit from income taxes in 2015 was $352,571 compared to a provision of $645,040 in 2014. The favorable tax benefit in 2015 was principally due to "Enhanced Capital Allowances" of $377,988 from the UK compared to similar allowances of $636,661 in 2014. These allowances result in cash benefits that are an acceleration of tax relief on capital expenditures of cogeneration equipment put into service at approved sites in the UK.

Noncontrolling Interest

The noncontrolling interest share in the losses in ADGNY LLC and EuroSite Power was a loss of $455,312 in 2015 compared to a loss of $636,464 in 2014, primarily due to convertible debt inducement and convertible debt extinguishment expense in 2014 incurred by Eurosite.

AMERICAN DG ENERGY INC.

Liquidity and Capital Resources

Consolidated working capital at December 31, 2015 was $6,210,765, compared to $13,303,032 at December 31, 2014. Included in working capital were cash and cash equivalents of $5,587,528 at December 31, 2015, compared to $11,825,915 at December 31, 2014. The decrease in working capital was largely the result of cash used in purchasing property and equipment and operational expenses.

Cash used in operating activities was $699,631 in 2015 compared to $782,660 for the same period in 2014. The Company's short and long-term receivables balance, including unbilled revenue, decreased to $950,174, in 2015 compared to $1,156,944 at December 31, 2014, increasing cash by $122,496 due to improved collections. Amounts due to the Company from related parties increased to $99,548 in 2015 compared to $39,682 at December 31, 2014, decreasing cash by $59,767. Our inventory decreased to $1,112,853 in 2015 compared to $1,153,927 at December 31, 2014, supplying $41,074 of cash.

Accounts payable decreased to $575,248 in 2015, compared to $605,530 at December 31, 2014, requiring $30,282 of cash. The amount due to related parties increased to $1,171,863 in 2015, compared to $630,805 at December 31, 2014, providing $541,058 of cash.

During 2015, the investing activities of the Company's operations were expenditures for the purchase of property, plant and equipment for energy system installations. The Company used $4,061,931 for purchases and installation of energy systems, net of rebates of $668,859.

During 2015, the financing activities used $1,381,475 of cash in 2015 due to a partial repayment of a related party note, and provided $8,453,717 of cash in 2014 due to the issuance of convertible debentures, related party notes and issuances of common stock of both the Company and its subsidiary, EuroSite Power.

The Company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no capital cost to the customer. The Company's business model is capital intensive as the Company owns the On-Site Utility equipment. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the business grows the cash requirements of the Company may increase. The Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

On May 23, 2011 and November 30, 2011, the Company issued $19,400,000 aggregate principal amount of debentures to John Hatsopoulos, the Company’s Chief Executive Officer and a principal owner of the Company. See Financial Statements, Note 6 "Convertible debentures" for the details and a full history of these convertible debentures.

On August 6, 2014, in a public offering, the Company issued; 2,650,000 shares of its common stock, three-year warrants to purchase up to 2,829,732 shares and five-year warrants to purchase an additional 112,538 to the underwriters with an exercise price of $1.8875 per share for net proceeds of $0.

On October 3, 2014, the Company consummated a series of transactions whereby, under an agreement with the holders of the Company’s existing 6% Senior Unsecured Convertible Debentures Due 2018, or the convertible debentures, it paid the interest due under the convertible debentures through the next semiannual payment date of November 25, 2014 by

AMERICAN DG ENERGY INC.

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

Effective April 15, 2014 and April 24, 2014 EuroSite Power, entered into subscription agreements with John N. Hatsopoulos, the Co-Chief Executive Officer, certain other investors, and a principal owner of the Company for the sale of a $1,450,000, 4% Senior Convertible Note Due 2018.

On September 19, 2014, John Hatsopoulos loaned EuroSite Power $3,000,000 without interest pursuant to a promissory note (the "Loan"). The Loan matures upon a substantial capital raise or on September 19, 2019. Prepayment of principal may be made at any time without penalty. The proceeds of the Loan will be used in connection with the development and installation of current and new energy systems in the United Kingdom and Europe. On December 30, 2014, the EuroSite Power amended and restated the existing promissory note to provide for interest at a rate of 1.85%. During 2015 the EuroSite made a prepayment of $1,000,000 on this note. As of December 31, 2015, the outstanding balance on this Loan is $2,000,000.

On September 19, 2014, the Board of Directors of the Company approved a common stock repurchase program that shall not exceed 1,000,000 shares of common stock and shall not exceed $1,100,000 of cost. The approval allows for purchases over a 24 month period at prices not to exceed $1.30 per share.

On October 3, 2014, EuroSite Power, entered into convertible note amendment agreements, or the Note Amendment Agreements, with the Company, John N. Hatsopoulos and a principal owner of the Company, as well as certain separate convertible note conversion agreements, or the Note Conversion Agreements, with certain other investors, whereby $3,050,000 of EuroSite Power's convertible notes were converted into 6,100,000 shares of Eurosite Power common stock at a conversion price of $0.50 per share.

On October 8, 2014, EuroSite Power entered into a subscription agreement with an offshore individual investor, pursuant to which the investor purchased 2,000,000 shares of Eurosite Power's common stock and a three-year warrant to purchase up to 2,000,000 shares of Eurosite Power's common stock with an exercise price of $0.60 per share for an aggregate purchase price of $1,000,000.

On November 12, 2014, EuroSite Power entered into a subscription agreement with a European investor, pursuant to which the investor purchased 1,000,000 shares of Eurosite Power's common stock and a three-year warrant to purchase up to 1,000,000 shares of Eurosite Power's common stock with an exercise price of $0.60 per share for an aggregate purchase price of $500,000.

On January 29, 2015, the Company entered into an exchange agreement, or the Exchange Agreement, with In Holdings Corp., or In Holdings. In part, the Exchange Agreement provided that IN Holdings agreed to transfer to the Company 1,320,000 shares of the Company’s common stock, or the ADGE Shares, and that in exchange, the Company agreed to transfer to In Holdings 1,320,000 shares of the common stock of EuroSite Power.

On June 24, 2015, the Company entered into a subscription agreement with Peter Westerhoff, pursuant to which Mr. Westerhoff was given 100,000 shares of the Company's common stock in exchange for assigning certain assets and responsibilities of a joint venture between Mr. Westerhoff and the Company to the Company. This was part of the Initiative.

On July 7, 2015, Eurosite Power entered into a Revolving Line of Credit Agreement, or the Agreement, with Elias Samaras, Eurosite Power's Chief Executive Officer and President. Under the terms of the Agreement, Mr. Samaras has agreed to lend Eurosite Power up to an aggregate of $1 million, at the written request of Eurosite Power. Any amounts borrowed by

AMERICAN DG ENERGY INC.

Eurosite Power pursuant to the Agreement will bear interest at 6% per year. Interest is due and payable quarterly in arrears. The term of the Agreement is from June 30, 2015 to June 30, 2017. Repayment of the principal amount borrowed pursuant to the Agreement will be due on June 30, 2017, or the Maturity Date. Prepayment of any amounts due under the Agreement may be made at any time without penalty. The Agreement terminates on the Maturity Date.

See Financial Statements, "Note 6 - Convertible debentures" to the consolidated financial statements contained herein for the details of these convertible notes and convertible notes amendment agreements.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

Partnerships, Joint Ventures and Entities under Common Control

Certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties. The Company consolidates all joint ventures and partnerships in which it owns, directly or indirectly, 50% or more of the membership interests and any Variable Interest Entities, or VIEs, in which it has a controlling financial interest. Determination of a controlling financial interest in a VIE requires management to identify and analyze all explicit and implicit variable interests in the entity and determine whether the VIE model applies. It also requires management to analyze various factors in order to determine who if anyone is the primary beneficiary of the entity. These analyses and determinations require a high level of judgment. All significant intercompany accounts and transactions are eliminated. Noncontrolling interest in net assets and earnings or losses of consolidated entities are reflected in the caption “Noncontrolling interest” in the accompanying consolidated financial statements. Noncontrolling interest adjusts the consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated entities.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The Company reviews its energy systems for potential impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. The Company evaluates the recoverability of its long-lived assets when impairment is indicated by comparing the net book value of the asset group to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company’s energy systems is the lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. If impairment is indicated, the asset is written down to its estimated fair value.

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one-time rebates based on the installed cost, capacity and thermal efficiency of installed units and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes

AMERICAN DG ENERGY INC.

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

Revenue Recognition

Revenue from energy contracts is recognized when electricity, heat, and chilled water is produced by the cogeneration systems on-site. The Company bills its customers each month based on energy consumption indicated on meters installed at each site. The amount of energy produced by on-site energy systems is invoiced according to a contractually defined formula. Under certain energy contracts, the customer directly acquires the fuel to power the systems and receives credit for that expense from the Company. The credit is recorded as a reduction of revenue and as reduction of cost of fuel. Revenues from operation, including shared savings are recorded when provided and verified. Maintenance service revenue is recognized over the term of the agreement and is billed on a monthly basis in arrears. Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations.

In some cases, our customer may choose to purchase the energy system from the Company. In these cases, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue.

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

The Company is able to participate in the demand response market. Demand response programs provide payments for either the reduction of electricity usage or low capacity utilization throughout a utility territory. For the year ended December 31, 2015 and 2014, the revenue recognized from demand response activity was $137,896 and $247,518, respectively.

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

AMERICAN DG ENERGY INC.

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

Impact of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance will be effective for our fiscal 2017 reporting period and must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of the initial application. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" to simplify the presentation of deferred income taxes. Under current GAAP, an entity is required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments. The new standard will align the presentation of deferred income tax and liabilities with the International Financial Reporting Standards (IFRS), which requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The amendments take effect for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

Seasonality

Our business is affected by seasonality. The majority of our heating systems sales are in the winter, and the majority of our chilling systems sales are in the summer. Unreasonable weather may therefore have an effect on our revenues throughout the year.

Inflation

We install, maintain, finance, own and operate complete on-site CHP systems that supply, on a long-term, contractual basis, electricity and other energy services. We sell the energy to customers at a guaranteed discount rate to the rates charged by conventional utility suppliers. Our customers benefit from a reduction in their current energy bills without the capital costs and risks associated with owning and operating a CHP or chiller system. Inflation will cause an increase in the rates charged by conventional utility suppliers, and since we bill our customers based on the electric utility rates, our pricing will increase in tandem and positively affect our revenue. However, inflation might cause both our investment and cost of goods sold to increase, therefore potentially lowering our return on investment and depressing our gross margins.

Off Balance Sheet Arrangements

The Company has no material off balance sheet arrangements.

AMERICAN DG ENERGY INC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

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

Management’s Annual Report on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting is not effective as of December 31, 2015. Considerable progress was made during 2014 and 2015 with the addition of competent staff, competent consultants and changes in processes, however, management has concluded that it is not yet satisfied with the number of controls and the number of tests of controls over the manual revenue recognition process of the Company.

In the past, the Company had concluded that it did not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and the related financial reporting requirements, including specifically at December 31, 2014, controls related to revenue recognition.  Considerable progress was made during 2014 and 2015 with the addition of competent staff, competent consultants and changes in processes, however, management has concluded that it is not yet satisfied with the number of controls and the operating effectiveness of those controls over the revenue recognition process of the Company.  In addition, at December 31, 2015, the Company determined that the controls and processes around identifying events or changes in circumstances that would require an impairment test of it long-lived assets, estimating the future cash flows related to those long-lived assets and estimating the fair value of those long-lived assets, as required, were not adequate.  The Company determined that these conditions represented material weaknesses at December 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, do not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and

AMERICAN DG ENERGY INC.

operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes to Disclosure Controls and Procedures and Changes to Internal Controls over Financial Reporting:

Remediation steps taken in 2014 and 2015 include the appointment of a new Chief Financial Officer with public company experience, an internal securities counsel, a GAAP consultant and an experienced accounting firm to advise management on complex accounting issues and disclosure controls and processes. In addition, processes were enhanced during the year to ensure complex business and accounting issues are properly recorded and disclosed in accordance with GAAP. Controls were also changed and enhanced in the site construction-in-process, revenue recognition and financial reporting close processes. Specific control steps were added to the revenue recognition process, such as invoice review and examination of supporting utility bills and reconciliation to the general ledger.

AMERICAN DG ENERGY INC.

ITEM III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2016 annual meeting of stockholders, or our Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2016 annual meeting of stockholders, or our Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2016 annual meeting of stockholders, or our Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2016 annual meeting of stockholders, or our Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2016 annual meeting of stockholders, or our Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Index To Financial Statements and Financial Statements Schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

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

4.7
On July 7, 2015 Eurosite Power Inc. entered into Revolving Lie of Credit Agreement Elias Samaras from June 30, 2015 to June 30, 2017 (incorporated by reference to Exhibit 10.1 to Eurosite Power Inc.'s Current Report on Form 8-K, as filed with the SEC on July 9, 2015).

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

AMERICAN DG ENERGY INC.

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

10.22
Exchange Agreement dated January 29, 2015 between the Company and IN Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on February 4, 2015).

AMERICAN DG ENERGY INC.

10.23*
Separation and Release of Claims Agreement, dated February 6, 2015, between the Company, EuroSite Power, Tecogen, Illios and Barry Sanders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on February 9, 2015).

10.24
Subscription Agreement, dated as of June 24, 2015, between Peter Westerhoff and the Company incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on June 30, 2015).

10.25
First Amendment to the Facilities, Support Services, and Business Agreement, dated as of August 7, 2015, between Tecogen Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on August 13, 2015).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Form 10-SB, as amended, as filed with the SEC on November 2, 2006).

16.1	Letter on change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's current report on Form 8-K/A dated September 24, 2010).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K as filed with the SEC on March 31, 2011).

23.1#	Consent of Wolf & Company, P.C.

23.3#	Consent of Sullivan and Worcester LLP

31.1#	Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.2# Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.3#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (Furnished herewith).

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

AMERICAN DG ENERGY INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Benjamin M. Locke
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bonnie J. Brown
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Dated: March 30, 2016

AMERICAN DG ENERGY INC.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John N. Hatsopoulos and Bonnie J. Brown, or either of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Maxwell	Chairman of the Board and Director	March 30, 2016
Charles T. Maxwell

/s/ John N. Hatsopoulos	Director and Co-Chief Executive Officer	March 30, 2016
John N. Hatsopoulos	(Principal Executive Officer)

/s/ Benjamin Locke	Co-Chief Executive Officer	March 30, 2016
Benjamin Locke	(Principal Executive Officer)

/s/ Bonnie J. Brown	Chief Financial Officer, Treasurer and Secretary	March 30, 2016
Bonnie J. Brown	(Principal Financial and Accounting Officer)

/s/ Deanna M. Petersen	Director	March 30, 2016
Deanna M. Petersen

/s/ Christine M. Klaskin	Director	March 30, 2016
Christine M. Klaskin

/s/ John Rowe	Director	March 30, 2016
John Rowe

/s/ Joan Giacinti	Director	March 30, 2016
Joan Giacinti

/s/ Elias Samaras	Director	March 30, 2016
Elias Samaras

AMERICAN DG ENERGY INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American DG Energy Inc.:

We have audited the accompanying consolidated balance sheets of American DG Energy Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of American DG Energy Inc. and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 30, 2016

AMERICAN DG ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,587,528	$11,825,915
Accounts receivable, net	937,706	1,140,811
Unbilled revenue	12,468	12,533
Due from related party	99,548	39,682
Inventory	1,112,853	1,153,927
Prepaid and other current assets	752,397	852,069
Total current assets	8,502,500	15,024,937
Property, plant and equipment, net	25,467,049	24,885,155
Accounts receivable, long-term	—	3,600
Other assets, long-term	52,829	92,148
TOTAL ASSETS	$34,022,378	$40,005,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$575,248	$605,530
Accrued expenses and other current liabilities	544,624	485,570
Due to related party	1,171,863	630,805
Total current liabilities	2,291,735	1,721,905
Long-term liabilities:
Convertible debentures	1,585,264	1,645,444
Convertible debentures due related parties	17,030,070	15,864,215
Warrant liability	—	6,780
Note payable - related party	2,000,000	3,000,000
Other long-term liabilities	—	2,227
Total liabilities	22,907,069	22,240,571
Commitments and contingencies (Note 13)
Stockholders’ equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,684,095 and 52,140,001 issued and outstanding at December 31, 2015 and 2014, respectively	50,684	52,140
Additional paid-in capital	49,641,620	49,854,998
Accumulated deficit	(40,662,814)	(35,232,411)
Total American DG Energy Inc. stockholders’ equity	9,029,490	14,674,727
Noncontrolling interest	2,085,819	3,090,542
Total stockholders’ equity	11,115,309	17,765,269
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,022,378	$40,005,840

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DG ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2015	2014
Revenues
Energy revenues	$7,829,022	$7,808,933
Turnkey & other revenues	727,895	758,620
	8,556,917	8,567,553
Cost of sales
Fuel, maintenance and installation	5,726,026	5,914,525
Site impairments	865,596	723,438
Depreciation expense	2,134,471	1,843,817
	8,726,093	8,481,780
Gross profit (loss)	(169,176)	85,773
Operating expenses
General and administrative	2,821,321	3,238,141
Selling	1,172,909	1,078,351
Engineering	1,003,918	897,445
	4,998,148	5,213,937
Loss from operations	(5,167,324)	(5,128,164)
Other income (expense)
Interest and other income	199,221	92,928
Interest expense	(1,276,963)	(1,402,493)
Debt conversion inducement expense	—	(324,977)
Loss on extinguishment of debt	—	(533,177)
Change in fair value of warrant liability	6,780	125,485
	(1,070,962)	(2,042,234)
Loss before benefit for income taxes	(6,238,286)	(7,170,398)
Benefit for income taxes	352,571	645,040
Consolidated net loss	(5,885,715)	(6,525,358)
Loss attributable to noncontrolling interest	455,312	636,464
Net loss attributable to American DG Energy Inc.	$(5,430,403)	$(5,888,894)

Net loss per share - basic and diluted	$(0.11)	$(0.12)
Weighted average shares outstanding - basic and diluted	50,689,633	50,999,408

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DG ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	American DG Energy Inc. Stockholders
	Number of Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2013	49,817,920	$49,818	$40,110,305	$(29,343,517)	$1,249,305	$12,065,911
Distributions to noncontrolling interest	—	—	—	—	(258,289)	(258,289)
Noncontrolling interest share of transactions affecting subsidiary ownership	—	—	(2,718,159)	—	2,594,103	(124,056)
Non-cash debt discount (Issuance of subsidiary common stock in conjunction with prepayment of interest on and exchange of convertible debentures)	—	—	4,122,500	—	84,911	4,207,411
Conversion of convertible debenture interest to common stock of subsidiary	—	—	582,000	—	—	582,000
Sale of subsidiary common stock, net of costs	—	—	1,486,329	—	—	1,486,329
Conversion of convertible debenture interest to common stock	260,154	260	624,108	—	—	624,368
Sale of common stock, net of costs	2,650,000	2,650	3,266,625	—	—	3,269,275
Share repurchase program	(588,073)	(588)	(450,108)	—	—	(450,696)
Reacquisition by subsidiary of common stock	—	—	(42,902)	—	—	(42,902)
Conversion of subsidiary convertible debentures into subsidiary common stock	—	—	2,455,377	—	—	2,455,377
Stock-based compensation expense	—	—	418,923	—	56,976	475,899
Net loss	—	—	—	(5,888,894)	(636,464)	(6,525,358)
Balance at December 31, 2014	52,140,001	52,140	49,854,998	(35,232,411)	3,090,542	17,765,269
Distributions to noncontrolling interest	—	—	—	—	(229,098)	(229,098)
Noncontrolling interest share of transactions affecting subsidiary ownership	—	—	426,980	—	(376,923)	50,057
Impact of exchange resulting from ADGNY reorganization	100,000	100	(732,116)	—	—	(732,016)
Fair value of common stock issued in conjunction with exchange of EuroSite common stock	(1,320,000)	(1,320)	(15,250)	—	16,570	—
Share repurchase program	(235,906)	(236)	(152,141)	—	—	(152,377)
Stock-based compensation expense	—	—	259,149	—	40,040	299,189
Net loss	—	—	—	(5,430,403)	(455,312)	(5,885,715)
Balance at December 31, 2015	50,684,095	$50,684	$49,641,620	$(40,662,814)	$2,085,819	$11,115,309

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DG ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,430,403)	$(5,888,894)
Loss attributable to noncontrolling interest	(455,312)	(636,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,185,603	1,888,102
Gain attributable to distribution of nonmonetary assets to noncontrolling interest	(157,870)	—
Loss on extinguishment of debt	—	533,177
Non-cash site impairments	865,596	723,438
Provision for losses on accounts receivable	84,274	49,322
Amortization of deferred financing costs	60,807	48,176
Amortization of convertible debt premium	(96,288)	(109,332)
Decrease in fair value of warrant liability	(6,780)	(125,485)
Non-cash interest expense	1,191,333	1,319,418
Stock-based compensation	299,189	475,899
Non-cash debt conversion inducement expense	—	324,977
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	122,496	(159,881)
Due from related party	(59,767)	264,606
Inventory	41,074	1,092,408
Prepaid and other current assets	78,184	(798,263)
Increase (decrease) in:
Accounts payable	(30,282)	(265,549)
Accrued expenses and other current liabilities	69,684	20,610
Due to related party	541,058	452,589
Other long-term liabilities	(2,227)	8,486
Net cash used in operating activities	(699,631)	(782,660)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,061,931)	(5,649,433)
Proceeds on sale of property and equipment	4,650	—
Cash paid in connection with ADGNY reorganization	(100,000)	—
Net cash used in investing activities	(4,157,281)	(5,649,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	—	1,450,000
Proceeds from sale of common stock, net of costs	—	3,269,275
Proceeds from sale of subsidiary common stock, net of costs	—	1,486,329
Proceeds from note payable-related party	—	3,000,000
Payments made on note payable - related party	(1,000,000)	—
Purchases of common stock, net of costs	(152,377)	(450,696)
Requisition by subsidiary of common stock	—	(42,902)
Distributions to noncontrolling interest	(229,098)	(258,289)
Net cash provided by (used in) financing activities	(1,381,475)	8,453,717
Net increase (decrease) in cash and cash equivalents	(6,238,387)	2,021,624
Cash and cash equivalents, beginning of the period	11,825,915	9,804,291
Cash and cash equivalents, end of the period	$5,587,528	$11,825,915

AMERICAN DG ENERGY INC.

Supplemental disclosures of cash flows information:

Cash paid during the period for:
Income taxes	$60,994	$59,317
Interest	$141,771	$131,367

Non-cash investing and financing activities:
Interest on convertible debentures paid in stock of subsidiary	$—	$585,718
Conversion of convertible debenture interest into common stock	$—	$624,368
Distribution of nonmonetary assets	$340,069	$—
Conversion of subsidiary convertible debentures into subsidiary common stock	$—	$2,455,377
Fair value of warrant exchanged for future convertible debenture interest	$—	$84,911
Non-cash debt discount (issuance of subsidiary common stock in conjunction with prepayment of interest on and exchange of convertible debentures)	$—	$4,207,411

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

The Company derives revenues from selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are generally owned by the Company and are installed in its customers’ buildings. Each month the Company obtains readings from energy meters to determine the amount of energy produced for each customer. The Company multiplies these readings by the appropriate published price of energy (electricity, natural gas or oil) from its customers’ local energy utility, to derive the value of its monthly energy sale, less the applicable negotiated discount. The Company’s revenues per customer on a monthly basis vary based on the amount of energy produced by its energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month. The Company’s revenues commence as new energy systems become operational. As of December 31, 2015, the Company had 121 energy systems operational. In some cases the customer may choose to own the system rather than have it owned by American DG Energy.

Note 2 — Summary of significant accounting policies:

Principles of Consolidation and Basis of Presentation:

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include the Company's 51.0% joint venture, American DG New York, LLC, or ADGNY, and its 48.0% owned subsidiary EuroSite Power Inc., or EuroSite Power.

The interests in underlying energy system projects in ADGNY vary between the Company and its joint venture partner. As the controlling partner, all major decisions in ADGNY are made by the Company according to the joint venture agreement. Distributions, however, are made based on the economic ownership. The economic ownership is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter, the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The Company follows the same calculation regarding available cash and a cash distribution is made to the noncontrolling interest partner each quarter. On the Company’s balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after tax profits less any cash distributions. The Company owned a controlling 51.0% legal interest and had a 51.0% economic interest in ADGNY as of December 31, 2015.

As of December 31, 2015 and 2014, the Company owned a 48.0% and a 50.1%, interest in EuroSite Power, respectively, and has consolidated EuroSite Power into its financial statements in both years in accordance with GAAP, as discussed below.

The Company has consolidated the operating results and financial position of EuroSite Power as it has determined it has a controlling financial interest in EuroSite Power. This determination was based on application of the variable interest entity (VIE) model which determines whether a controlling financial interest exists by other than majority voting ownership. In applying the VIE model, the Company considered the explicit and implicit variable interests which exist in EuroSite Power including its own and its ability to direct the activities of EuroSite Power which most significantly effect it’s economic performance and the Company’s obligation to absorb the expected losses of EuroSite Power.  In addition to its equity ownership in EuroSite Power, the Company has an implicit variable interest in EuroSite Power through its guarantee of the long-term convertible indebtedness of EuroSite Power. This results in the Company’s voting ownership being disproportional to its obligation to absorb the expected losses of EuroSite Power. This combined with the fact that substantially all of

AMERICAN DG ENERGY INC.

EuroSite Power’s  activities either involve or are conducted on behalf of the Company results in EuroSite Power being considered a VIE.

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

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements. The Company’s revenue is generated in the United States of America and in the United Kingdom. During the years ended December 31, 2015 and 2014 revenue generated in the United States amounted to $6,358,196 and $6,989,680, respectively, and revenue generated in the United Kingdom amounted to $2,198,721 and $1,577,873, respectively.  At December 31, 2015, $17,950,787 of the Company’s long-lived assets were located in the United States of America and $7,516,262 were located in the United Kingdom.  At December 31, 2014, $18,536,250 of the Company’s long-lived assets were located in the United States of America and $6,348,905 were located in the United Kingdom.

The Company has experienced total net losses since inception of approximately $40.7 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next twelve months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 30, 2017, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. If the Company is unable to raise additional capital in 2017 it may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

As a byproduct of the energy business, in some cases, the customer may choose to own the energy system rather than have it owned by American DG Energy. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates

AMERICAN DG ENERGY INC.

a loss, the Company records the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue.

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations.

The Company is able to participate in certain energy related programs and receive payments due to the availability of its energy systems. These programs provide incentive payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. For the years ended December 31, 2015 and 2014, the revenue recognized from these programs was $137,896 and $247,518, respectively.

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

Concentration and Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. As of December 31, 2015, the Company had a balance of $4,568,863 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit.

During the years ended December 31, 2015 and 2014, one customer accounted for 13.0% and 11.0% of revenue, respectively.

Accounts Receivable

The Company maintains receivable balances primarily with customers located throughout New York, New Jersey and the United Kingdom. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Generally, such losses have been within management’s expectations. Bad debt is written off against the allowance for doubtful accounts when identified.

At December 31, 2015 and 2014, the allowance for doubtful accounts was $155,000 and $112,000, respectively. Included in accounts receivable are amounts from two major customers accounting for approximately 26.9% and 27.0% of total accounts receivable as of December 31, 2015 and 2014, respectively.

Inventory

Inventories, which consisted of finished goods, are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of December 31, 2015 and 2014 the inventory reserve was $9,750 and $0, respectively.

Supply Concentrations

Most of the Company’s cogeneration unit purchases for the years ended December 31, 2015 and 2014 were from one vendor (see “Note 10 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the Company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen Inc., or Tecogen (see “Note 10 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

AMERICAN DG ENERGY INC.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The Company reviews its energy systems for potential impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. The Company evaluates the recoverability of its long-lived assets when potential impairment is indicated by comparing the remaining net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company’s energy systems is the lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. During the years ended December 31, 2015 and 2014, the Company recorded asset impairment losses totaling $865,596 and $723,438, respectively, relating to certain of its energy systems as a result of changing or unexpected conditions with respect to the energy systems which impact the estimated future cash flows. The conditional changes impacting the estimated future cash flows related to these assets resulted from changes in the level of demand for electricity and/or hot water at particular installations, finalization of start-up period customization at particular installations and/or price changes in electrical and natural gas rates, all of which impacted estimated future cash flows.

The Company receives rebates and incentives from various utility companies and governmental agencies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of the installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. During 2015 and 2014, the amount of rebates applied to the cost of construction was $668,859 and $27,500, respectively.

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

See “Note 7 – Stockholders’ equity” for a summary of the restricted stock and stock option activity under the Company’s stock-based employee compensation plan for the years ended December 31, 2015 and 2014, respectively.

Loss per Common Share

The Company computes basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of its common stock for the period. For the year ended December 31, 2015, the Company excluded 14,336,083 anti-dilutive shares resulting from exercise of stock options, warrants and shares issuable in connection with convertible debentures, and for the year ended December 31, 2014, the

AMERICAN DG ENERGY INC.

Company excluded 15,763,083 anti-dilutive shares resulting from exercise of stock options, warrants and unvested restricted stock. All shares issuable for both years were anti-dilutive because of the reported net loss.

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

The tax years 2011 through 2014 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company would record any such interest and penalties as a component of interest expense. The Company does not expect any material changes to the unrecognized benefits within twelve months of the reporting date.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and amounts due to/from related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and amounts due to/from related parties approximate their fair values based on their short-term nature. The warrant liability is recorded at fair value. The carrying value of the convertible debentures and note payable related party on the balance sheet at December 31, 2015 approximates fair value as the terms approximate those currently available for similar instruments. See “Note 11 - Fair value measurements.”

Reclassification

In our 2014 Consolidated Statement of Cash Flows, certain amounts between Non-cash interest expense and Amortization of convertible debt premium have been reclassified to conform with current year presentation.

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

In August 2014, the FASB issued ASU 2014-15 "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and

AMERICAN DG ENERGY INC.

interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statement.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" to simplify the presentation of deferred income taxes. Under current GAAP, an entity is required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments. The new standard will align the presentation of deferred income tax and liabilities with the International Financial Reporting Standards (IFRS), which requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The amendments take effect for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

Note 3 — Property, plant and equipment:

Property, plant and equipment consist of the following as of December 31, 2015 and 2014, respectively:

	2015	2014
Energy systems	$30,876,544	$31,185,095
Computer equipment and software	154,387	132,543
Furniture and fixtures	85,463	87,051
Vehicles	223,590	226,018
	31,339,984	31,630,707
Less — accumulated depreciation	(9,586,396)	(9,509,344)
	21,753,588	22,121,363
Construction in progress	3,713,461	2,763,792
	$25,467,049	$24,885,155

Depreciation expense of property, plant and equipment totaled $2,185,603 and $1,888,102 for the years ended December 31, 2015 and 2014, respectively.

Note 4 - ADGNY Reorganization:

During the second quarter of 2015, the Company entered into an agreement with the noncontrolling interest joint venture partner in ADGNY (the "ADGNY reorganization"), whereby, in exchange for $100,000 cash and 100,000 shares of the Company’s common stock, the noncontrolling interest partner relinquished certain economic interests in certain energy system projects in the joint venture sites owned and operated by ADGNY; ownership of certain energy system projects owned by ADGNY was transferred to the Company; and ownership of certain energy system projects owned by ADGNY was transferred to the noncontrolling interest joint venture partner. Additionally, the interests in underlying energy system projects remaining in ADGNY following the transfers of ownership of those energy system projects in the preceding sentence, were adjusted to 51% and 49% for the Company and the noncontrolling interest joint venture partner, respectively. Following the foregoing series of transactions, the Company retained a controlling 51% legal interest and had a 51% economic interest in ADGNY.
The relinquishment by the noncontrolling interest partner of certain economic interests in certain energy system projects in the joint venture sites owned and operated by ADGNY for the benefit of the Company and the adjustment of the respective interests in underlying energy system projects remaining in the joint venture were treated as changes in the Company’s ownership interest in ADGNY while the Company retained a controlling financial interest, and accordingly, were accounted for as equity transactions in accordance with ASC 810-10-45-23. The ADGNY Reorganization resulted in a reduction in additional paid-in capital of $732,116 representing primarily the fair value of the energy system projects, cash and Company common stock transferred to the ADGNY joint venture partner.
The transfer of ownership of certain energy system projects owned by ADGNY to the noncontrolling interest joint venture partner was treated as a dividend of nonmonetary assets and was recognized at the fair value of the energy systems transferred in accordance with ASC 845-10-30-1, with a gain recognized of $157,870, which is attributed entirely to the noncontrolling interest in the accompanying statements of operations.

AMERICAN DG ENERGY INC.

Note 5 - Accrued expenses and other liabilities:

As of December 31, 2015 and 2014, accrued expenses and other current liabilities consisted of:

	2015	2014
Professional fees accrual	$318,616	$228,139
Payroll accrual	140,687	180,939
Customer deposits	49,640	42,672
Accrued interest	26,818	16,187
Accrued taxes	6,635	4,025
Deferred revenue	2,228	13,608
Total Accrued expenses and other current liabilities	$544,624	$485,570

Note 6 — Convertible debentures:

American DG Energy Convertible Debentures

In 2015 and 2014, the Company had issued and outstanding $19,400,000 principal amount of debentures to John N. Hatsopoulos, the Company's Co-Chief Executive Officer, and Principal owners of the Company (the "Senior Unsecured Convertible Debentures"). The debentures, as amended, mature on May 25, 2018 and accrue interest at 6.0% per annum on a semi-annual basis. At the holder's option, the debentures may be converted into shares of the Company's common stock at a conversion price of $2.11 per share, subject to adjustment in certain circumstances. The Company has the option to redeem the debentures at 115% of the Par Value after May 25, 2016.

On May 25, 2014, the total interest due to the debenture holders was $582,000, and the Company satisfied the interest obligation by issuing to the debenture holders 260,154 shares of common stock at $2.24 per share which was the average price of the Company's common stock during the month of April. In connection with this transaction, the Company recorded an additional charge of $42,368 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2014.

On October 3, 2014, the Company consummated a series of transactions whereby, under an agreement with John N. Hatsopoulos and a principal owner of the Company, the holders of the Company’s Senior Unsecured Convertible Debentures paid the interest due under the convertible debentures through the next semiannual payment date of November 25, 2014 by delivering 1,164,000 shares of common stock of its subsidiary EuroSite Power, which were owned by the Company and which had a market value of $582,000. The Company also delivered 8,245,000 additional shares of EuroSite Power it owned with an aggregate market value of $4,122,500 to the holders of the Senior Unsecured Convertible Debentures for prepayment of all interest which would become due under the Senior Unsecured Convertible Debentures through the maturity date of May 25, 2018. In connection with these transactions, the Company delivered to the holders of the Senior Unsecured Convertible Debentures three-year warrants with an exercise price per share of $0.60 to purchase an additional 1,164,000 shares of EuroSite Power from the Company with an aggregate market value of $84,911.

These transactions are reciprocal transfers and thus exchanges of non-monetary assets which are accounted for at fair value. The fair value recognized in recording the exchanges equaled the fair market value of the EuroSite Power shares relinquished and the amount of cash the counterparties to the exchange could have received in cash in lieu of accepting the shares, which amounts were identical with the exception of the additional value ascribed to the warrants of $84,911. No gain or loss was recognized relative to these transactions under ASC 810-10-45-23 since the Company retained a controlling financial interest in EuroSite Power following these transactions. Accordingly, these transactions were accounted for as equity transactions with any difference between the fair value assigned and the necessary adjustment to noncontrolling interest being assigned to the additional paid-in capital of the Company.

Following the payment of all current and future interest under the convertible debentures, the Company exchanged the Senior Unsecured Convertible Debentures which bore interest at an annual rate of 6% for non-interest bearing convertible debentures ("2014 Senior Unsecured Convertible Debentures"), the 2014 Convertible Debentures, with all other terms including the principal amount, maturity date, and conversion terms and privileges remaining unchanged.

The exchange of debentures was not considered to be an extinguishment under ASC 470-50 as the debt instruments exchanged were not considered to have substantially different terms and, accordingly, no gain or loss was recognized. The

AMERICAN DG ENERGY INC.

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

The unamortized discount at December 31, 2015 and 2014 was $3,321,088 and $4,523,051, respectively. The non-cash interest expense related to amortization of the discount in the year ended December 31, 2015 and 2014 was $1,191,333 and $162,486, respectively.

Eurosite Power Convertible Debentures

On February 26, 2013, EuroSite Power issued a promissory note in the amount of $1,100,000 to the Company. Under the terms of the agreement EuroSite Power was to pay interest at a rate of 6.0% per annum payable quarterly in arrears.

                On June 14, 2013, EuroSite Power entered into subscription agreements with certain investors, including the Company, for a private placement of an aggregate principal amount of $4,000,000 of 4% Senior Unsecured Convertible Notes Due 2015, or the Notes. In connection with the private placement, the Company exchanged the promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013 (the "Old Note") for a like principal amount of the Notes and cash paid for any accrued but unpaid interest on the Old Note.

     The holders of the Notes are subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes were to mature on June 14, 2015 and accrue interest at the rate of 4% per annum payable in cash on a semi-annual basis. At the Investor's option, the Notes may be converted into shares of EuroSite Power's common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Investors have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Notes for an additional 3 years with an automatic decrease in interest rate to 3% per annum; or exchange the Notes for a new non-convertible note with a 3-year maturity and a 6% per annum interest rate; no accrued interest will be lost on such exchange.

     EuroSite Power evaluated the term-extending option and concluded that it was an embedded derivative with de minimis value. The Company has subsequently concluded that it is not considered a derivative under ASC 815-Derivatives and Hedging because the term extending feature is considered clearly and closely related to the Notes. Thus, this feature was not required to be bifurcated and no other initial accounting was required. The term-extending option has subsequently been eliminated pursuant to the note exchange agreements discussed herein.

The Notes are guaranteed on a subordinated basis by American DG Energy.

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

AMERICAN DG ENERGY INC.

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

Effective April 15, 2014 and April 24, 2014 EuroSite Power, entered into a subscription agreements with John N. Hatsopoulos, the chairman of the Company's Board of Directors, certain other investors and a principal owner of the Company for the sale of a $1,450,000, 4% Senior Convertible Note Due 2018 (the "2014 Notes"). The 2014 Notes will mature in four years and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the 2014 Notes may be converted into shares of the EuroSite Power’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the 2014 Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

On October 3, 2014, EuroSite Power entered into convertible note amendment agreements, or the Note Amendment Agreements, with the Company, John N. Hatsopoulos and principal owner of the Company, as well as certain separate convertible note conversion agreements, or the Note Conversion Agreements, with certain other investors, which eliminated $3,050,000 of EuroSite Power's convertible notes.

Among other things, the Note Amendment Agreements provided for the conversion, in full, of the principal amount of certain of the New Notes and the 2014 Notes or collectively, the Converted Notes, in an aggregate principal amount of $3,050,000, pursuant to which the holders of such Converted Notes, or the Holders, agreed to convert, in full, the principal amount of the Converted Notes. In connection with the conversion, the Converted Notes were cancelled and the Holders were issued 6,100,000 shares of EuroSite Power’s common stock at a conversion price of $.50 per share, with any accrued but unpaid interest to be paid in cash.

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

AMERICAN DG ENERGY INC.

The unamortized premium was $136,422 at December 31, 2015 and non-cash interest income related to amortization of the premium for the year-ended December 31, 2015 was $96,288, which was net with interest expense.

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

The face amount of convertible debentures and the related premium or discount are as follows as of December 31, 2015 and 2014, respectively:

	2015
	American DG Energy	EuroSite Power	Total
Face amount	$19,400,000	$2,400,000	$21,800,000
Premium (discount)	(3,321,088)	136,422	(3,184,666)
	16,078,912	2,536,422	18,615,334
Less amounts due to related parties	(16,078,912)	(951,158)	(17,030,070)
	$—	$1,585,264	$1,585,264

	2014
	American DG Energy	EuroSite Power	Total
Face amount	$19,400,000	$2,400,000	$21,800,000
Premium (discount)	(4,523,051)	232,710	(4,290,341)
	14,876,949	2,632,710	17,509,659
Less amounts due to related parties	(14,876,949)	(987,266)	(15,864,215)
	$—	$1,645,444	$1,645,444

Note 7 — Stockholders’ equity:

EuroSite Power - Note Payable - Related Party

On September 19, 2014, John Hatsopoulos loaned EuroSite Power $3,000,000 without interest pursuant to a promissory note (the "Loan"). The Loan matures upon a substantial capital raise or on September 19, 2019. Prepayment of principal may be made at any time without penalty. The proceeds of the Loan will be used in connection with the development and installation of current and new energy systems in the United Kingdom and Europe. On December 30, 2014, the EuroSite Power amended and restated the existing promissory note to provide for interest at a rate of 1.85%. During 2015 the EuroSite made a prepayment of $1,000,000 on this note. As of December 31, 2015, the outstanding balance on this Loan is $2,000,000 plus accrued interest of approximately $28,000.

Common Stock

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

On September 19, 2014, the Board of Directors of the Company approved a common stock repurchase program that shall not exceed 1,000,000 shares of common stock and shall not exceed $1,100,000 of cost. The approval allows for purchases over a 24-month period at prices not to exceed $1.30 per share. During the year ended December 31, 2015, the Company repurchased 235,906 shares of common stock at an average price of $0.55. During the year ended December 31, 2014, the Company repurchased 588,073 shares of common stock at an average price of $0.80.

AMERICAN DG ENERGY INC.

On January 29, 2015, the Company entered into an exchange agreement, (or the "Exchange Agreement"), with IN Holdings Corp., (or "IN Holdings"), a holder of more than 5% percent of the Company’s common stock. In connection with the Exchange Agreement, IN Holdings transferred to the Company 1,320,000 shares of the Company’s common stock that it owned, and in exchange, the Company transferred to IN Holdings 1,320,000 shares of the common stock of EuroSite Power Inc. that it owned. The exchange was accounted for as an acquisition and retirement of treasury shares and a disposal of partial ownership of a consolidated subsidiary. As the Company retained a controlling financial interest following the exchange, no gain or loss was recognized on the disposal in accordance with ASC 810-10-45-23. In accordance with ASC 845-10-05-4, nonmonetary transactions, the impact of the share exchange was a credit to the par value of the common stock of $1,320 and the net impact on non-controlling interest was $16,570.

"In conjunction with the ADGNY Reorganization (see Note 4), the Company issued 100,000 shares with a fair value of $63,000.

The holders of common stock have the right to vote their interest on a per share basis. At December 31, 2015, there were 50,684,095 shares of common stock outstanding.

Warrants

Other than as noted in Common Stock above, the Company issued no warrants in the years ended December 31, 2015 and 2014.

Warrant activity for the years ended December 31, 2015 and 2014 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2013	507,500	$3.24
Granted	2,942,270	1.89
Exercised	—	—
Expired	—	—
Balance, December 31, 2014	3,449,770	$2.09
Granted	—	—
Exercised	—	—
Expired	(500,000)	3.25
Balance, December 31, 2015	2,949,770	$1.89

Stock Based Compensation – American DG Energy

American DG has adopted the 2005 Stock Incentive Plan, or the Plan, under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of American DG.

The maximum number of shares of stock allowable for issuance under the Amended Plan is 8,000,000 shares of common stock. Stock options vest based upon the terms within the individual option grants, usually over a four- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in American DG’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair market value of the shares on the date of the grant.

During the years ended December 31, 2015 and 2014, American DG recognized employee non-cash compensation expense of $222,128 and $310,900, respectively. At December 31, 2015, the total compensation cost related to unvested stock option awards not yet recognized is $212,575. This amount will be recognized over the weighted average period of 2.5 years.

In 2014, American DG granted 20,000 nonqualified options to purchase shares of its common stock to a director and 1,049,000 to two employees at prices ranging between $0.52 and $2.18 per share. Those options have a vesting schedule of 4 years and 280,000 of them expire in 10 years while 150,000 expire in 5 years. The fair value of all options issued in 2014 was $678,570, with a weighted average grant date fair value of $0.63 per option.

AMERICAN DG ENERGY INC.

In 2015, American DG granted 200,000 nonqualified options to purchase shares of its common stock to two officers of the Company at prices ranging between $0.29 and $0.52 per share. Those options have a vesting schedule of 4 years and expire in 10 years. The fair value of the options issued in 2015 was $53,195, with a weighted average grant date fair value of $0.27 per option.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2015	2014
Stock options and restricted stock awards
Expected life	6.25 years	6.25 years
Risk-free interest rate	2.09%	2.03%
Expected volatility	72.90%	68.80%

Stock option activity for the year ended December 31, 2015 was as follows:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2014	3,119,000	$1.32	5.15 years	$25,600
Granted	200,000	$0.41
Exercised	—	—
Canceled	(535,000)	$1.42
Expired	(306,000)	$2.59
Outstanding, December 31, 2015	2,478,000	$1.06	4.93 years	$4,000
Exercisable, December 31, 2015	1,308,000	$1.22		$—
Vested and expected to vest, December 31, 2015	2,478,000	$1.06		$4,000

The aggregate intrinsic value of options outstanding as of December 31, 2015 is calculated as the difference between the exercise price of the underlying options and the price of American DG’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

 Stock-Based Compensation – EuroSite Power

EuroSite Power has adopted the 2011 Stock Incentive Plan, or the Plan, as amended, under which their Board of Directors may grant up to 4,500,000 shares of incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of EuroSite Power.

Stock options vest based upon the terms within the individual option grants, usually over a four year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in EuroSite Power’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 390,000 at December 31, 2015.

During 2014, the Company granted 520,000 options with a weighted average exercise price of $0.65, exercise prices between $0.40 and $0.89, vesting schedules of 4 years and expiration in 10 years. The assumptions used in Black-Scholes option pricing model included an expected life of 6.25 years, a weighted average risk-free interest rate of 2.1% and a weighted average expected volatility of 34.4%. The weighted average grant date fair value of all grants in 2014 was $0.25 and the total fair value of all grants was $129,083.

Of the options granted in 2014, 220,000 were granted to an officer with an exercise price of $0.89 and the Black-Scholes option pricing model assumptions included an expected life of 6.25 years, a risk-free interest rate of 2.18% and an expected volatility of 35.1%, leading to a total fair value of $75,358. In addition, during 2014, 200,000 options were granted to an executive with an exercise price of $0.52 and the Black-Scholes option pricing model assumptions included an expected life of 6.25 years, a risk-free interest rate of 2.02% and an expected volatility of 34.9%, leading to a total fair value of $39,530. The remaining 100,000 options granted during 2014 were granted to an executive with an exercise price of $0.40 and the Black-Scholes option pricing model assumptions included an expected life of 6.25 years, a risk-free interest rate of 2.11%  and an expected volatility of 31.7%, leading to a total fair value of $14,194.

AMERICAN DG ENERGY INC.

During 2015, the Company granted 400,000 options with an exercise price of $0.70, vesting schedules of 4 years and expiration in 10 years. The assumptions used in the Black-Scholes option pricing model included an expected life of 6.25 years, a weighted average risk-free interest rate of 2.1% and a weighted average expected volatility of 31.08%. The weighted average grant date fair value of all grants in 2015 was $0.24 and the total fair value of all grants was $96,220. Of the options granted in 2015, 375,000 were granted to executives of the company and 25,000 to an employee.

At December 31, 2015, EuroSite Power had 4,110,000 options outstanding and recognized employee non-cash compensation expense of $77,059 related to the issuance of those stock options. For the year ended December 31, 2015 the total compensation cost related to unvested stock option awards not yet recognized was $90,202. This amount will be recognized over the weighted average period of 2.94 years.

Stock option activity for the year ended December 31, 2015 was as follows:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2014	4,305,000	$0.87	6.84 years	$9,800
Granted	400,000	$0.70
Exercised	—	—
Canceled	(595,000)	$0.88
Expired	—	—
Outstanding, December 31, 2015	4,110,000	$0.84	6.06 years	$410,500
Exercisable, December 31, 2015	3,442,500	$0.89		$208,125
Vested and expected to vest, December 31, 2015	4,110,000	$0.84		$410,500

     The aggregate intrinsic value of options outstanding as of December 31, 2015 is calculated as the difference between the exercise price of the underlying options and the price of EuroSite Power’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

During the years ended December 31, 2015 and 2014, the consolidated Company recognized employee non-cash compensation expense of $299,189 and $475,899, respectively, related to the issuance of stock options by the Company and EuroSite Power. At December 31, 2015 and 2014, the total compensation cost related to unvested stock option awards, for the Company, including EuroSite Power, not yet recognized was $302,777 and $836,429, respectively.

AMERICAN DG ENERGY INC.

Noncontrolling interests

The following schedule discloses the effects of changes in the Company's ownership interest in its consolidated subsidiaries on the Company's equity for the years ended December 31, 2015 and 2014.

	2015	2014
Net loss attributable to American DG Energy Inc.	$(5,430,403)	$(5,888,894)
Transfers (to) from noncontrolling interest:
Decrease in additional paid-in capital for exchange of 1,320,000 EuroSite Power common shares for current and future interest related to the Company's convertible debentures (see "Note 6 - Convertible debentures")	(15,250)
Reorganization of subsidiary ownership (See "Note 7 - Stockholders' equity")	(732,116)
Increase in additional paid-in capital for exchange of 9,409,000 EuroSite Power common shares for current and future interest related to the Company's convertible debentures (see "Note 6 - Convertible debentures")		4,704,500
Increase in additional paid-in-capital for sale by EuroSite Power of 3,000,000 common shares and warrants		1,486,329
Decrease in additional paid-in-capital for reacquisition by EuroSite Power of 100,000 of its common shares		(42,902)
Increase in additional paid-in-capital for conversion of EuroSite Power convertible debentures into 6,100,000 common shares of EuroSite Power		2,455,377
Noncontrolling interest share of transactions affecting subsidiary ownership	426,980	(2,718,159)
Subtotal transfers (to) from noncontrolling interest	(320,386)	5,885,145
Change from net loss attributable to American DG Energy Inc. and transfers (to) from noncontrolling interest	$(5,750,789)	$(3,749)

Note 8 – Warrant liability:

In connection with a subscription agreement that the Company entered into on December 9, 2010, the Company issued warrants for the purchase of 500,000 shares of its common stock. The warrants have an exercise price of $3.25 and are exercisable for five years, commencing six months after the closing of the offering and expired on December 14, 2015.

The warrants contain both a right to obtain stock upon exercise, or a Call, and a right to settle the warrants for cash upon the occurrence of certain events, or a Put. Generally, the Put provisions allow the warrant holders liquidity protection; the right to receive cash equal to the value of the remaining unexercised portion of the warrants in certain situations where the holders would not have a means of readily selling the shares issuable upon exercise of the warrants (e.g., where there would no longer be a significant public market for the Company’s common stock). Specifically, the Put rights would be triggered upon the occurrence of a Fundamental Transaction as defined in the agreement. Pursuant to the agreement, in the case of a Fundamental Transaction the warrant holders would receive a cash settlement in an amount equal to the value of obtained by using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg L.P. using (i) a price per share of Common Stock equal to the Volume-Weighted Average Price of the Common Stock for the Trading Day immediately preceding the date of consummation of the applicable Fundamental Transaction, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of this Warrant as of the date of consummation of the applicable Fundamental Transaction and (iii) an expected volatility equal to the lesser of (1) the thirty (30) day volatility obtained from the “HVT” function on Bloomberg L.P. determined as of the end of the Trading Day immediately following the public announcement of the applicable Fundamental Transaction or (2) 70%. These warrants are classified as liabilities pursuant to the FASB guidance contained in ASC 480. Changes in the fair value of the warrant liabilities are recorded in the accompanying statements of operations (see “Note 11 – Fair value measurements”).

AMERICAN DG ENERGY INC.

Note 9 — Employee benefit plan:

The Company has a defined contribution retirement plan, or the Retirement Plan, which qualifies under Section 401(k) of the Internal Revenue Code, or the IRC. Under the Retirement Plan, employees meeting certain requirements may elect to contribute a percentage of their salary up to the maximum allowed by the IRC. The Company matches a variable amount based on participant contributions up to a maximum of 4.50% of each participant’s salary. The Company contributed $52,469 and $49,816 to the Retirement Plan for the years ended December 31, 2015 and 2014, respectively.

Note 10 — Related parties:

Eurosite Power, Tecogen, Ilios Inc., or Ilios are affiliated companies by virtue of common ownership.

The Company purchases the majority of its cogeneration units from Tecogen, an affiliate Company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the Company and the Company leases office space from Tecogen. These costs were reimbursed by the Company. For years ending December 31, 2015 and 2014, the Company bought equipment and maintenance services from Tecogen of $1,956,731 and $1,432,801, respectively.

In July 2012, the Company entered into a Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the Company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the current amendment to the Agreement, Tecogen provides the Company with office space and utilities at a monthly rate of $5,122. On July 1, 2013 and November 12, 2013, the Company entered into an Amendments with Tecogen. The Amendments renews the term of the Facilities, Support Services and Business Agreement between the Company and Tecogen. The Amendments further clarifies that the total sales thresholds for volume discounts are to be met during a calendar year and that the Company's representation rights may be terminated by either the Company or Tecogen upon 60 days' notice, without cause. The Amendments state that in New England States the Company shall have the right to purchase Cogeneration products directly from Tecogen as described in the agreement so long as the Company intended use is it to retain long-term ownership of the Cogeneration product and utilize it for the production and sale of electricity and thermal energy. Tecogen will not sell its products to parties for which the intended use is to earn revenue from metered energy to third parties (i.e., ADG Energy “On-Site Utility” energy projects) other than the Company. In cases where the Company has the opportunity to sell Cogeneration products to an unaffiliated party in the New England States and where Tecogen has no other appointed representation in that specific region, the Company may buy/resell the Cogeneration product as specified under the terms of this agreement. If, however, Tecogen has appointed a local exclusive representative in that specific New England region, The Company will defer to the local representative for pricing and other specific details for working cooperatively. The Company has granted Tecogen sales representation rights on its On-Site Utility energy service in California.

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

On November 12, 2013, the Company entered into the First Amendment to the Sales Representative Agreement with Ilios. The Amendment allows Ilios to appoint sales representatives in the European Union (EU) in addition to the Company. For nations of the EU the company has the right under this agreement to purchase Ilios products directly from Ilios at a stipulated price as long as the Company's intended use is to retain long-term ownership of the Ilios product and utilize it for the production and sale of thermal energy (i.e., ADG Energy/EuroSite Power “On-Site Utility” energy projects). Ilios will not sell its products to parties for which the intended use is to earn revenue from metered energy to third parties (i.e., ADG Energy/EuroSite Power “On-Site Utility” energy projects) other than the Company. In cases where the Company has the opportunity to sell Ilios product to an unaffiliated party in the EU and where Ilios has no other appointed representation in that specific region, the Company may buy/resell the Ilios product as specified under the terms of this contact. If, however, Ilios has appointed a local exclusive representative in that specific EU region, the Company will defer to the local representative for pricing and other specific details for working cooperatively.

On July 7, 2015, the EuroSite Power entered into a Revolving Line of Credit Agreement, or the Agreement, with Elias Samaras, the EuroSite's Chief Executive Officer, President, and a member of the Company's board of directors. Under the terms of the Agreement, Mr. Samaras has agreed to lend EuroSite up to an aggregate of $1 million, at the written request of EuroSite. Any amounts borrowed by the EuroSite pursuant to the Agreement will bear interest at 6% per year. Interest is due

AMERICAN DG ENERGY INC.

and payable quarterly in arrears. The term of the Agreement is from June 30, 2015 to June 30, 2017. Repayment of the principal amount borrowed pursuant to the Agreement will be due on June 30, 2017, or the Maturity Date. Prepayment of any amounts due under the Agreement may be made at any time without penalty. The Agreement terminates on the Maturity Date. EuroSite has not yet borrowed any amounts pursuant to the Agreement.

For a description of related party transactions see Note 6 "Convertible debentures".

Note 11 — Fair value measurements:

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

As of December 31, 2014, the Company has classified the warrants with put and call rights as Level 3 (see “Note 8 – Warrant liability”). The Company estimated that the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. At issuance, the following average assumptions were assigned to the varying outcomes: expected volatility of 57.0%, risk free interest rate of 2.08%, expected life of five years and no dividends. On December 14, 2015, these warrants expired and, therefore, have no value as of December 31, 2015.

The following table summarizes the warrant activity for the period:

Warrant Liabilities
Fair value at December 31, 2014	$6,780
Fair value adjustment at December 14, 2015	(6,780)
Fair value at December 31, 2015	$—

              In connection with the Company’s asset impairment analysis (See “Note 2 - Summary of significant accounting policies” - Property, plant and equipment),  the Company utilized Level 3 category fair value measurements. Those measurements employed the use of discounted cash flow analysis to determine the fair value of certain energy systems. The discounted cash flow analyses were based on estimates of the future profitability of each energy system based on existing specifically identifiable contractual provisions related to each energy system and a discounted at a rate of 5.61% per annum.

In connection with the ADGNY reorganization (see Note 4 - ADGNY reorganization), the Company utilized Level 3 category fair value measurements to account for the assets transferred to AES-NJ. Those measurements employed the use of discounted cash flow analysis to determine the fair value of certain energy systems. The discounted cash flow analyses were based on estimates of the future profitability of each energy system based on existing specifically identifiable contractual provisions related to each energy system and a discounted at a rate of 15% per annum or $632,016 and a book value of $474,146 with a resultant gain of $157,870.

AMERICAN DG ENERGY INC.

Note 12 — Income taxes:

The components of loss from operations before income taxes for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Domestic	$(4,731,000)	$(5,310,000)
Foreign	(1,304,000)	(1,224,000)
	$(6,035,000)	$(6,534,000)

Reconciliation of federal statutory income tax provision to the Company’s actual provision for the years ended December 31, 2015 and 2014, respectively, are as follows:

	2015	2014
Benefit at federal statutory tax rate	$(2,052,000)	$(2,222,000)
Foreign rate differential	209,000	159,000
UK Energy Incentives	(380,000)	(649,000)
Unbenefited operating losses	1,843,000	2,063,000
Provision for income taxes	37,000	4,000
Income tax provision	$(343,000)	$(645,000)

The component of net deferred tax assets recognized in the accompanying balance sheets at December 31, 2015 and 2014, respectively, are as follows:

	2015	2014
Net operating loss carryforwards	$11,875,000	$10,838,000
Accrued expenses and other	57,000	100,000
Stock compensation	1,312,000	1,194,000
Depreciation	357,000	(216,000)
	13,601,000	11,916,000
Valuation allowance	(13,601,000)	(11,916,000)
Net deferred tax asset	$—	$—

As of December 31, 2015, the Company has federal and state loss carryforwards of approximately $27,258,000 and $25,646,000, respectively, which may be used to offset future federal and state taxable income, expiring at various dates through 2035. Included in these net operating losses is $1,353,000 of excess stock compensation deductions, related to the amount of tax deductions on restricted stock, in excess of book compensation expense. As of December 31, 2015, the Company also has foreign loss carryforwards of approximately $4,734,000 which may be used to offset future foreign taxable income. Management has determined that it is more likely than not that the Company will not recognize the benefits of the federal and state deferred tax assets and as a result has recorded a valuation allowance against the entire net deferred tax asset. If the Company should generate sustained future taxable income, against which these tax attributes may be recognized, some portion or all of the valuation allowance would be reversed. The valuation allowance increased by 1,685,000 during the year ended December 31, 2015, due primarily to net operating losses generated, stock compensation and depreciation. The valuation allowance increased $1,316,000 during the year ended December 31, 2014, due primarily to net operating losses generated, stock compensation and depreciation.

The Company files income tax returns in U.S. federal jurisdiction and a foreign jurisdictions. The IRS can audit for the years 2011 through 2014. The IRS has the ability to audit the deduction for net operating losses in the year taken. We do not have an IRS audit underway at this time. In the UK, we are open for audit by Her Majesty Revenue and Customs, or HMRC, for the years 2013 through 2014. We do not have an HMRC audit underway at this time.

The Company has no uncertain tax positions as of December 31, 2015 and 2014. The Company joins in the filing of a state unitary return with its subsidiary, EuroSite Power, Inc.

AMERICAN DG ENERGY INC.

During the years ended December 31, 2015 and 2014, the Company recognized an United Kingdom energy tax incentive benefit of $377,988 and $636,661 for "Advanced Capital Allowances" (ECA), whereby the Company will receive a cash benefit that is an acceleration of tax relief on capital expenditures of co-generation equipment put into service at approved sites in the UK.

The Company's federal and state net operating losses could be limited to the extent that there are significant changes in ownership of the Company's stock. The company has not assessed the impacts of these limitations on its tax attributes.

Note 13 — Commitments and contingencies:

On July 1, 2013, the Company entered into an Amendment to the Facilities, Support Services and Business Agreement, or the Amendment, with Tecogen. The Amendment renews the term of the Facilities, Support Services and Business Agreement between the Company and Tecogen for a one-year period, beginning on July 1, 2013. The Amendment also decreases the space provided to the Company by Tecogen from approximately 3,282 square feet to 2,400 square feet. Under the Amendment, the amount that the Company will pay Tecogen for the space and services that Tecogen provides under the Agreement decreased to $5,122 per month.
On November 12, 2013, the Company entered into the Second Amendment to the Facilities, Support Services and Business Agreement, or the Second Amendment. The Second Amendment extended the lease and allowed year-to-year renewals.

Note 14 — Subsequent events:

On March 3, 2016, EuroSite Power entered into a financing arrangement with a lender, pursuant to which EuroSite Power may offer to assign to the lender, and the lender may accept such assignment at its discretion, certain amounts which are payable or may become payable under selected service contracts EuroSite Power has with its customers. Under the arrangement, in exchange for the assignment of such amounts, the lender will advance to EuroSite Power a sum of monies which is determined as the aggregate of such amounts reduced by an offer specific discount rate, which varies dependent on the attendant risk. Amounts advanced are repaid as EuroSite Power’s customers make payment on amounts which become due and payable under service contracts. The Company has guaranteed payment under the arrangement.

On March 24, 2016, EuroSite Power entered into a second project financing arrangement with another lender, pursuant to which EuroSite Power may offer to assign to the lender and the lender may accept such assignment at its discretion, certain amounts which are payable or may become payable under selected service contracts EuroSite Power has with its customers. Under the arrangement, in exchange for the assignment of such amounts, the lender will advance to EuroSite Power a sum of monies which is determined as the aggregate of such amounts reduced by an offer specific discount rate, which varies dependent on the attendant risk. Amounts advanced are repaid as EuroSite Power’s customers make payment on amounts which become due and payable under service contracts. In connection with any borrowings, EuroSite Power is required to grant a security interest in any and all equipment associated with the relevant service contract.

On March 29, 2016, EuroSite Power entered into a Collaboration Agreement with TEDOM a.s. (or “TEDOM”). TEDOM is a Czech Republic cogeneration company that specializes in selling, manufacturing, installing and maintaining its cogeneration equipment in the European Union and other markets. The agreement provides TEDOM, its affiliates and dealers with a financial solution for customers that are not able to afford its products. In addition, it gives EuroSite the sole and exclusive right of first refusal to be the On-Site Utility provider for potential On-Site Utility customers of TEDOM, its affiliates and dealers in the EU-28 plus Turkey territories.

The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.