Form 10-Q
period 2016-03-31
AMERICAN DG ENERGY INC
filed 2016-05-13
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at May 12, 2016
Common Stock, $0.001 par value	50,684,095

AMERICAN DG ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refer to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,002,799	$5,587,528
Accounts receivable, net	1,239,758	937,706
Unbilled revenue	27,697	12,468
Due from related party	100,652	99,548
Inventory	1,068,021	1,112,853
Prepaid and other current assets	468,669	752,397
Total current assets	6,907,596	8,502,500
Property and equipment, net	25,643,794	25,467,049
Other assets, long-term	42,688	52,829
TOTAL ASSETS	$32,594,078	$34,022,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$629,473	$575,248
Accrued expenses and other current liabilities	587,305	544,624
Due to related party	611,526	1,171,863
Total current liabilities	1,828,304	2,291,735
Long-term liabilities:
Convertible debentures	1,570,219	1,585,264
Convertible debentures due related parties	17,336,411	17,030,070
Note payable - related party	2,000,000	2,000,000
Total liabilities	22,734,934	22,907,069
Commitments and contingencies (Note 7)
Stockholders' Equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,684,095 issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	50,684	50,684
Additional paid-in capital	49,692,739	49,641,620
Accumulated deficit	(41,723,969)	(40,622,774)
Total American DG Energy Inc. stockholders’ equity	8,019,454	9,069,530
Noncontrolling interest	1,839,690	2,045,779
Total stockholders' equity	9,859,144	11,115,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,594,078	$34,022,378

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues
Energy revenues	$2,050,001	$2,390,347
Turnkey & other revenues	151,480	117,393
	2,201,481	2,507,740
Cost of sales
Fuel, maintenance and installation	1,482,658	1,727,653
Depreciation expense	551,076	508,457
	2,033,734	2,236,110
Gross profit	167,747	271,630
Operating expenses
General and administrative	677,730	861,062
Selling	153,453	340,693
Engineering	249,492	170,370
	1,080,675	1,372,125
Loss from operations	(912,928)	(1,100,495)

Other income (expense), net
Interest and other income	12,841	18,266
Interest expense	(337,048)	(312,456)
Change in fair value of warrant liability	—	6,398
	(324,207)	(287,792)

Loss before provision for income taxes	(1,237,135)	(1,388,287)
Provision for income taxes	(66,427)	(7,355)
Consolidated net loss	(1,303,562)	(1,395,642)
Loss attributable to the noncontrolling interest	202,367	183,208
Net loss attributable to American DG Energy Inc.	$(1,101,195)	$(1,212,434)

Net loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding - basic and diluted	50,684,095	50,735,381

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to American DG Energy, Inc.	$(1,101,195)	$(1,212,434)
Loss attributable to noncontrolling interest	(202,367)	(183,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	563,959	519,501
Amortization of deferred financing costs	10,141	1,726
Amortization of convertible debt premium	(15,045)	(24,072)
Decrease in fair value of warrant liability	—	(6,398)
Non-cash interest expense	273,045	299,910
Stock-based compensation	60,655	150,459
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	(317,281)	(45,520)
Due from related party	(1,104)	(9,287)
Inventory	44,832	99,050
Prepaid and other current assets	283,728	(295,912)
Increase (decrease) in:
Accounts payable	54,225	326,998
Accrued expenses and other current liabilities	75,977	(180,128)
Due to related party	(560,337)	(322,419)
Other long-term liabilities	—	(2,227)
Net cash used in operating activities	(830,767)	(883,961)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(750,954)	(1,094,737)
Proceeds from sale of property and equipment	10,250	—
Net cash used in investing activities	(740,704)	(1,094,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock, net of costs	—	(100,545)
Payment on related party note payable	—	(1,000,000)
Distributions to noncontrolling interest	(13,258)	(71,728)
Net cash used in financing activities	(13,258)	(1,172,273)

Net decrease in cash and cash equivalents	(1,584,729)	(3,150,971)
Cash and cash equivalents, beginning of the period	5,587,528	11,825,915
Cash and cash equivalents, end of the period	$4,002,799	$8,674,944

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$20,430

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

The Company has experienced total net losses since inception of approximately $42 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next twelve months. However, as the Company continues to grow its business by adding more energy systems, cash requirements will increase, and the Company may need to raise additional capital through debt financings or equity offerings to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

On May 4, 2016, the Company exchanged approximately 14.72 million of its shares in EuroSite Power, or 22% of its 48% ownership in its European subsidiary, for elimination of a portion of the outstanding 6% convertible debentures due May 2018. With this swap of EuroSite Power shares in exchange for partial extinguishment of the convertible debt, American DG Energy reduced the convertible debt outstanding to $8.6 million. The Company is pursuing a similar debt exchange transaction for the remaining convertible debt outstanding and expects to complete that subsequent transaction in the coming weeks.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in American DG Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.
There have been no significant changes in accounting principles, practices or methods for making estimates.
The accompanying unaudited consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include the Company's 51.0% owned joint venture, American DG New York, LLC, or ADGNY, and its 48.0% owned subsidiary EuroSite Power Inc., or EuroSite Power. The Company has determined EuroSite Power to be a Variable Interest Entity (VIE) and for which the Company has determined it is the primary beneficiary (Note 8. "Variable Interest Entity”).

AMERICAN DG ENERGY INC.

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

AMERICAN DG ENERGY INC.

Note 2. Loss Per Common Share

The Company computes basic loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of its common stock for the period. For the three months ended March 31, 2016, the Company excluded 14,428,583 potentially dilutive shares, and for the three months ended March 31, 2015, the Company excluded 15,763,083 potentially dilutive shares because such shares would be anti-dilutive as a result of the reported net loss.

Note 3. Income Taxes

The provision for income taxes in the accompanying unaudited consolidated statements of operations for the three months ended March 31, 2016 and 2015 differ from that which would be expected by applying the federal statutory tax rate primarily due to losses for which no benefit is recognized.

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

In connection with recognizing the distribution of energy systems to the noncontrolling interest in ADGNY (see Note 5. "Stockholders' Equity"), the Company utilized Level 3 category fair value measurements. Those measurements employed the use of discounted cash flow analysis to determine the fair value of those energy systems. The estimated expected cash flows were discounted at a rate of 12% per annum.

Note 5. Stockholders’ Equity

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

On September 19, 2014, the Board of Directors of the Company approved a common stock repurchase program that shall not exceed 1,000,000 shares of common stock and shall not exceed $1,100,000 of cost. The approval allows for purchases over a 24-month period at prices not to exceed $1.30 per share. During the first three months of 2016, the Company did not repurchase any shares of its common stock. See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds", for further details.

AMERICAN DG ENERGY INC.

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

Note 6.  Related Parties

EuroSite Power, Tecogen, Ilios Inc., or Ilios are affiliated companies by virtue of common ownership and common leadership.

The Company purchases the majority of its cogeneration units from Tecogen, an affiliate company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the Company, and the Company leases office space from Tecogen. The Company's lease with Tecogen expires on July 31, 2016 and renews automatically until cancelled by one of the parties. These costs were reimbursed by the Company. As of March 31, 2016, the Company owed Tecogen $611,526, and Tecogen owed the Company $84,389.

During the first quarter of 2015, Eurosite Power repaid $1,000,000 of a related party $3,000,000 note payable in accordance with the terms of the note.

On July 7, 2015, EuroSite Power, one of the Company's consolidated subsidiaries, entered into a Revolving Line of Credit Agreement, (or the "Agreement"), with Elias Samaras, EuroSite Power's Chief Executive Officer and President and a member of the Company's Board of Directors. Under the terms of the Agreement, Dr. Samaras has agreed to lend EuroSite Power up to an aggregate of $1,000,000, upon written request. Any amounts borrowed by EuroSite Power pursuant to the Agreement will bear interest at 6% per year. Interest is due and payable quarterly in arrears. Repayment of the principal amount borrowed pursuant to the Agreement will be due on June 30, 2017. Prepayment of any amounts due under the Agreement may be made at any time without penalty. As of March 31, 2016, no amounts have been drawn on this line.

AMERICAN DG ENERGY INC.

Note 7. Commitments and Contingencies

The Company has certain commitments under agreements with Tecogen, Ilios, and other related parties (see Note 6. "Related Parties").
The Company, in the ordinary course of business is involved in various legal matters, the outcomes of which are not expected to have a material impact on the Company's condensed consolidated financial statements.

Note 8. Variable Interest Entity

The carrying amount and classification of assets and liabilities of the Company's consolidated subsidiary EuroSite Power, which is considered to be a variable interest entity, and for which the Company has determined it is the primary beneficiary, were as follows as March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Current assets	$1,081,651	$1,450,034
Long-term assets	7,622,395	7,527,266

Current liabilities	823,013	699,086
Long-term liabilities	4,512,350	4,536,422

Note 9. Subsequent Events

On May 4, 2016, the Company exchanged approximately 14.72 million of its shares in EuroSite Power, or 22% of its 48% ownership in its European subsidiary, for elimination of a portion of the outstanding 6% convertible debentures due May 2018. With this swap of EuroSite Power shares in exchange for partial extinguishment of the convertible debt, American DG Energy reduced the convertible debt outstanding to $8.6 million. The Company is pursuing a similar debt exchange transaction for the remaining convertible debt outstanding and expects to complete that subsequent transaction in the coming weeks.

On May 12, 2016, in a private placement of its common stock, EuroSite Power raised $7.25 million at $0.575 per share from various accredited investors. EuroSite plans to use these funds to first pay off its debt to its Chairman, of $2,000,000, with the balance to be used to fund operations and growth. Closing has been set for June 8, 2016.

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

The majority of our heating system sales are in the winter, and the majority of our chilling systems sales are in the summer.

The profitability of our business model is highly dependent on the functionality of our energy equipment, the price of electricity, the demand for electricity, and to a lesser extent, the price of natural gas. Generally, increase in demand for electricity tends to cause prices to rise. Higher electricity prices increase the Company’s revenue and liquidity. Lower natural gas prices decrease operational cost. To mitigate the risk of low electrical rates, the Company pursues energy system projects in areas with higher electricity rates.

There is an ongoing consideration of how to access and lower the cost of capital. The Company regularly assesses the cost and availability of debt capital, preferred stock, convertible debentures, private equity financing, and public common stock offerings. The effect these fundraising efforts have on the business will depend on the type of fundraising. Generally, debt and convertible debenture financing will increase interest expense. Generally, convertible debentures, private equity, and public equity have the potential to dilute shareholder’s earnings per share. To date, the Company has largely financed its growth through the private placements of convertible debt and equity. During the first quarter of 2016 the Company's subsidiary, EuroSite Power, signed two project financing agreements which will provide funding for projects going forward.

On May 4, 2016, the Company exchanged approximately 14.72 million of its shares in EuroSite Power, or 22% or its 48% ownership in its European subsidiary, for elimination of a portion of the outstanding 6% convertible debentures due May 2018. With this swap of EuroSite Power shares in exchange for partial extinguishment of the convertible debt, American DG Energy reduced the convertible debt outstanding to $8.6 million. The Company is pursuing a similar debt exchange transaction for the remaining convertible debt outstanding and expects to complete that subsequent transaction in the coming weeks.

Results of Operations

First Quarter 2016 Compared to First Quarter 2015.

Revenues

Revenues in the first quarter of 2016 were $2,201,481 compared to $2,507,740 for the same period in 2015, a decrease of $306,259 or 12.2%. The decrease is mainly due to the loss of revenue from eight energy sites under the

AMERICAN DG ENERGY INC.

restructuring of the Company's joint venture in the second quarter of 2015. On-Site Utility energy revenue in the first quarter of 2016 was $2,050,001 compared to $2,390,347 for the same period in 2015, a decrease of $340,346 or 14.2%, also due to the restructuring of the second quarter of 2015. During the first quarter of 2016, in addition to our On-Site Utility energy revenue, the Company performed billable services and recorded revenue primarily from the sale of energy equipment and energy feasibility studies. The revenue from our turnkey projects can vary substantially from period to period. While the Company accepts turnkey installation projects, they are not considered our core business. Our turnkey and other revenue in the first quarter of 2016 increased to $151,480 compared to $117,393 for the same period in 2015, an increase of $34,087 or 29.0%.

During the first quarter of 2016, the Company operated 122 energy systems, representing 8,523 kWh of installed electricity potential, compared to 126 energy systems, representing 8,511 kWh of installed electricity potential for the same period in 2015. The decrease in the number of energy systems operating is due to the restructuring of the Company's joint venture in the second quarter of 2015. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and a contractually negotiated formula, which takes into account the monthly published price of energy (electricity, natural gas or oil) from its customers’ local energy utility, less an applicable discount. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first quarter of 2016 was $2,033,734 compared to $2,236,110 for the same period in 2015, a decrease of $202,376 or 9.1%. The decrease in cost of sales is principally due to a decrease in fuel costs, offset by an increase in depreciation and also the reduction in installed sites. The cost of fuel, maintenance and installation was $1,482,658 in the first quarter of 2016, compared to $1,727,653 for the same period in 2015, a decrease of $244,995 or 14.2%. Depreciation expense was $551,076 in the first quarter of 2016, compared to $508,457 for the same period in 2015, an increase of $42,619.

During the first quarter of 2016, our gross margins were 7.6% compared to 10.8% for the same period in 2015, principally due to the increase in depreciation expense. Our gross margins, excluding depreciation, were 32.7% in the first quarter of 2016, compared to 31.1% for the same period in 2015.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first quarter of 2016 were $677,730 compared to $861,062 for the same period in 2015, a decrease of $183,332 or 21.3%. The decrease was primarily due to lower salary and personnel costs as a result of our initiative efforts.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event-driven direct mail. Our selling expenses in the first quarter of 2016 were $153,453 compared to $340,693 for the same period in 2015, a decrease of $187,240 or 55.0%. The decrease in expense was primarily due to lower salaries and commission expense as a result of our initiative efforts.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first quarter of 2016 were $249,492 compared to $170,370 for the same period in 2015, an increase of $79,122 or 46.4%. The increase was primarily due to the costs associated with improving the installed base of energy systems.

Loss from Operations

The loss from operations in the first quarter of 2016 was $912,928 compared to a loss of $1,100,495 for the same period in 2015, an improvement of $187,567 or 17.0%. The improvement in the operating loss was primarily due to lower operating expenses by $291,450 in the first quarter of 2016 compared to the first quarter of 2015. Our non-cash compensation expense related to outstanding restricted stock and option awards to our employees was $60,655 in the first quarter of 2016, compared to $150,459 for the same period in 2015.

AMERICAN DG ENERGY INC.

Other Income (Expense), Net

Our other expense, net, in the first quarter of 2016 was an expense of $324,207 compared to an expense of $287,792 for the same period in 2015, an increase of $36,415. Interest expense was $337,048 in the first quarter of 2016 compared to $312,456 for the same period in 2015, an increase of $24,592, which is primarily due to an increase in premiums from the exchange of convertible debt as a prepayment of interest in the first quarter of 2016 compared to the same period in 2015.

Provision for Income Taxes

Our provision for taxes in the first quarter of 2016 was $66,427 compared to $7,355 for the same period in 2015. The provision consists of various state income taxes accrued for the quarter.

Noncontrolling Interest

The noncontrolling interest in the profits or losses in American DG New York, LLC, or ADGNY, and EuroSite Power was a reduction in net loss of $202,367 in the first quarter of 2016 compared to a reduction in net loss of $183,208 for the same period in 2015. This difference of $19,159 is due to the reduction of sites as a result of the ADGNY reorganization in Q2 of 2015.

Liquidity and Capital Resources

Consolidated working capital at March 31, 2016 was $5,079,292, compared to $6,210,765 at December 31, 2015. Included in working capital were cash and cash equivalents of $4,002,799 at March 31, 2016, compared to $5,587,528 at December 31, 2015. The decrease in working capital was primarily the purchases and installation of energy systems in the amount of $750,954.

Cash used in operating activities was $830,767 in the first three months of 2016 compared to cash used of $883,961 in the same period in 2015. For the first three months of 2016, net loss was $1,101,195. This net loss was offset by $563,959 of depreciation, $273,045 of non-cash interest and $60,655 of stock-based compensation expense. In addition, our receivables balance, including unbilled revenue and allowances for bad debts, increased to $1,267,455 in the first three months of 2016 compared to $950,174 at December 31, 2015, using $317,281 of cash. Our inventory decreased to $1,068,021 in the first three months of 2016 compared to $1,112,853 at December 31, 2015, providing $44,832 of cash. A decrease in our prepaid and other current assets provided $283,728 in cash primarily due to the collection of UK energy tax incentives.

Accounts payable increased to $629,473 in the first three months of 2016, compared to $575,248 at December 31, 2015, providing $54,225 of cash. Our accrued expenses and other current liabilities increased to $587,305 at March 31, 2016 compared to $544,624 at December 31, 2015, providing $75,977 of cash. The amount due to related parties decreased to $611,526 in the first three months of 2016, compared to $1,171,863 at December 31, 2015, using $560,337 of cash.

During the first three months of 2016, the investing activities of the Company's operations were expenditures of $750,954 for purchases and installation of energy systems. The Company's financing activities used $13,258 of cash in the first three months of 2016, from distributions to ADGNY noncontrolling interests.

Significant Accounting Policies and Critical Estimates

The Company’s significant accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements above and described in the Notes to Consolidated Financial Statements to the Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies are described in the above notes and the Financial Review in the Company’s Annual Report.

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

Changes in Internal Control over Financial Reporting:

Remediation steps were taken in the first quarter of 2016 regarding the impairment assessment process providing a step by step approach in identifying events or changes in circumstances that would require an impairment test of its long-lived assets, estimating the future cash flows related to those long-lived assets and estimating the fair value of those long-lived assets, as required.

AMERICAN DG ENERGY INC.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 6.    Exhibits

Exhibit Number		Description of Exhibit
3.1	–	Certificate of Incorporation, as amended and restated on December 9, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Form S-3, as amended, as filed with the SEC on December 23, 2009)

3.2	–	Bylaws, as amended and restated August 31, 2009 (incorporated by reference to Exhibit 3.2 to the Company's Form S-3, as amended, as filed with the SEC on December 23, 2009)

4.1	–
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

10.1	–	Form of Convertible Note Exchange Agreement, dated May 4, 2016, (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on May 10, 2016).

10.2		EuroSite Power Societe Generale Debt Guarantee, dated March 7, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on March 11, 2016)

31.1*	–	Rule 13a-14(a) Certification of Co-Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Co-Chief Executive Officer

31.3*	–	Rule 13a-14(a) Certification of Chief Accounting Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Accounting Officer

101.1*	–
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DG ENERGY INC.

By: /s/ JOHN N. HATSOPOULOS
Co-Chief Executive Officer
(Principal Executive Officer)
Date: May 13, 2016

By: /s/ BENJAMIN M. LOCKE
Co-Chief Executive Officer
(Principal Executive Officer)
Date: May 13, 2016

By: /s/ BONNIE J. BROWN
Chief Financial Officer
(Principal Financial Officer)
Date: May 13, 2016