Form 10-Q
period 2016-06-30
AMERICAN DG ENERGY INC
filed 2016-08-11
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐

Title of each class	Outstanding at August 11, 2016
Common Stock, $0.001 par value	50,684,095

AMERICAN DG ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refer to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,164,151	$5,587,528
Accounts receivable, net	819,621	937,706
Unbilled revenue	14,410	12,468
Due from related party	71,832	99,548
Inventory	857,050	1,112,853
Prepaid and other current assets	448,265	752,397
Total current assets	5,375,329	8,502,500
Property and equipment, net	17,924,686	25,467,049
Investment in EuroSite	6,434,676	—
Other assets, long-term	21,359	52,829
TOTAL ASSETS	$29,756,050	$34,022,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$265,816	$575,248
Accrued expenses and other current liabilities	241,840	544,624
Due to related party	378,851	1,171,863
Total current liabilities	886,507	2,291,735
Long-term liabilities:
Convertible debentures	—	1,585,264
Convertible debentures due related parties	8,708,960	17,030,070
Note payable - related party	—	2,000,000
Total liabilities	9,595,467	22,907,069
Commitments and contingencies (Note 9)
Stockholders' equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,684,095 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	50,684	50,684
Additional paid-in capital	58,745,113	49,641,620
Accumulated deficit	(38,699,249)	(40,622,774)
Total American DG Energy Inc. stockholders’ equity	20,096,548	9,069,530
Noncontrolling interest	64,035	2,045,779
Total stockholders' equity	20,160,583	11,115,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,756,050	$34,022,378

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015
Revenues
Energy revenues	$1,973,377	$1,871,110
Turnkey & other revenues	138,771	216,017
	2,112,148	2,087,127
Cost of sales
Fuel, maintenance and installation	1,307,448	1,367,484
Depreciation expense	572,411	519,858
	1,879,859	1,887,342
Gross profit	232,289	199,785
Operating expenses
General and administrative	723,595	645,367
Selling	177,647	308,428
Engineering	234,827	215,077
	1,136,069	1,168,872
Loss from operations	(903,780)	(969,087)

Other income (expense), net
Interest and other income	8,385	168,167
Interest expense	(264,843)	(317,650)
Debt conversion expense	(224,782)	—
Gain on deconsolidation	$3,887,098	—
Change in fair value of warrant liability	—	81
	3,405,858	(149,402)

Income (loss) before provision for income taxes	2,502,078	(1,118,489)
Provision for income taxes	6,139	2,187
Consolidated net income (loss)	2,508,217	(1,116,302)
(Income) loss attributable to the noncontrolling interest	516,503	(59,759)
Net income (loss) attributable to American DG Energy Inc.	$3,024,720	$(1,176,061)

Net income (loss) per share - basic and diluted	$0.06	$(0.02)
Weighted average shares outstanding - basic and diluted	50,684,095	50,655,021

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Revenues
Energy revenues	$4,023,378	$4,261,457
Turnkey & other revenues	290,251	333,410
	4,313,629	4,594,867
Cost of sales
Fuel, maintenance and installation	2,790,106	3,095,137
Depreciation expense	1,123,487	1,028,315
	3,913,593	4,123,452
Gross profit	400,036	471,415
Operating expenses
General and administrative	1,401,325	1,506,429
Selling	331,100	649,121
Engineering	484,319	385,447
	2,216,744	2,540,997
Loss from operations	(1,816,708)	(2,069,582)

Other income (expense), net
Interest and other income	21,226	186,433
Interest expense	(601,891)	(630,106)
Debt conversion expense	(224,782)	—
Gain on deconsolidation	3,887,098	—
Change in fair value of warrant liability	—	6,479
	3,081,651	(437,194)

Income (loss) before provision for income taxes	1,264,943	(2,506,776)
Provision for income taxes	(60,288)	(5,168)
Consolidated net income (loss)	1,204,655	(2,511,944)
(Income) loss attributable to the noncontrolling interest	718,870	123,449
Net income (loss) attributable to American DG Energy Inc.	$1,923,525	$(2,388,495)

Net loss per share - basic and diluted	$0.04	$(0.05)
Weighted average shares outstanding - basic and diluted	50,684,095	50,695,201

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to American DG Energy, Inc.	$1,923,525	$(2,388,495)
Loss attributable to noncontrolling interest	(718,870)	(123,449)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,146,186	1,052,173
Gain attributable to distribution of nonmonetary assets to noncontrolling interest	—	(157,870)
Gain on deconsolidation of subsidiary	(3,887,098)	—
Amortization of deferred financing costs	23,346	11,637
Amortization of convertible debt premium	(41,123)	(48,144)
Decrease in fair value of warrant liability	—	(6,479)
Non-cash interest expense	522,044	582,348
Stock-based compensation	200,541	280,889
Non-cash debt conversion expense	224,782	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	(135,385)	79,981
Due from related party	27,716	(2,485)
Inventory	66,679	93,415
Prepaid and other current assets	276,079	322,700
Increase (decrease) in:
Accounts payable	(53,732)	(54,250)
Accrued expenses and other current liabilities	(49,658)	13,537
Due to related party	(793,012)	372,945
Other long-term liabilities	—	(2,227)
Net cash provided by (used in) operating activities	(1,267,980)	26,226
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,231,826)	(2,295,568)
Proceeds from sale of property and equipment	10,250	—
Partial purchase of non-controlling interest	—	(100,000)
Cash balance lost through deconsolidation	(5,127,424)	—
Net cash used in investing activities	(6,349,000)	(2,395,568)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of subsidiary common stock, net of cost	7,246,090	—
Purchases of common stock, net of costs	—	(148,510)
Payment on related party note payable	(2,000,000)	(1,000,000)
Distributions to noncontrolling interest	(52,487)	(135,582)
Net cash provided by (used in) financing activities	5,193,603	(1,284,092)

Net decrease in cash and cash equivalents	(2,423,377)	(3,653,434)
Cash and cash equivalents, beginning of the period	5,587,528	11,825,915
Cash and cash equivalents, end of the period	$3,164,151	$8,172,481
Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$66,764	$90,871
Income taxes	$77,498	$35,838
Non-cash investing and financing activities:
Distribution of nonmonetary assets	$—	$340,069
Conversion of convertible debentures to common stock	$2,184,264	$—
Conversion of convertible debentures to subsidiary common stock	$7,910,164	$—

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

In 2015, the Company began executing the "Initiative". The Initiative is focused on effectively investing the Company’s capital by increasing the performance of its existing sites. The goal of the Initiative is to make strategic capital improvements aimed at increasing productivity of the existing portfolio while optimizing the Company’s margins and increasing cash flow. The Company expects that the Initiative will provide a strong foundation of high performing assets that may be used to fund future growth.

On May 4, 2016, the Company exchanged approximately 14.72 million of its shares in EuroSite Power, or 46% of its 48% ownership in its European subsidiary, for elimination of a portion of the outstanding 6% convertible debentures due May 2018 (see Note 5. "Convertible debentures"). This partial extinguishment of debt reduced the Company's convertible debt outstanding to $8.6 million, net of the associated discount. The Company is pursuing a similar debt exchange transaction for additional convertible debt outstanding and expects to complete that subsequent transaction in the fourth quarter of 2016 (see Note 11. Subsequent events).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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
The accompanying unaudited consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include the Company's 51.0% owned joint venture, American DG New York, LLC, or ADGNY, and EuroSite Power Inc., or EuroSite Power through June 30, 2016 at which time it was deconsolidated (see Note 4. Investment in EuroSite Power).

Investments in partnerships and companies in which the Company does not have a controlling financial interest but where we have significant influence are accounted for under the equity method.

AMERICAN DG ENERGY INC.

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2. Income (Loss) Per Common Share

The Company computes basic income (loss) per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of its common stock for the period. For the six months ended June 30, 2016, the Company excluded 10,203,500 potentially dilutive shares, and for the six months ended June 30, 2015, the Company excluded 15,613,083 potentially dilutive shares because such shares would be anti-dilutive as a result of the reported net loss.

Note 3. Income Taxes

The provision for income taxes in the accompanying unaudited consolidated statements of operations for the six months ended June 30, 2016 and 2015 differ from that which would be expected by applying the federal statutory tax rate primarily due to losses for which no benefit is recognized.

Note 4. Investment in EuroSite Power
As of June 30, 2016, the Company owned a 20.5% interest in the common stock of EuroSite Power which it accounts for using the equity method. Prior to June 28, 2016, the Company accounted for its investment in EuroSite Power as a consolidated subsidiary as it determined it was the primary beneficiary of EuroSite under the variable interest model. That determination included consideration of an implicit variable interest held by the Company in the form of a guarantee of the long-term convertible indebtedness of EuroSite Power. On June 28, 2016, substantially all of that convertible indebtedness was converted by the holders into shares of EuroSite Power (see Note 5 Convertible debentures), rendering the Company’s guarantee inconsequential in the determination. As a result, the Company concluded it no longer held a variable interest in EuroSite Power. The Company deconsolidated EuroSite Power in its consolidated financial statements. This required recording the remaining shares held at fair value as an equity method investment, which resulted in a gain of approximately $3.9 million. The Company utilized a market approach in determining the fair value of the shares retained which incorporated the quoted market price of the shares at the date of deconsolidation and a blockage discount.
The overall initial basis difference between the fair value of the remaining shares held or carrying value at June 30, 2016 of approximately $6.4 million and the Company’s share of the underlying equity in the net assets of EuroSite Power of approximately $2.5 million is currently being evaluated and the relevant components will prospectively be amortized if appropriate and included in the determination of income.
The Company will continue to provide management oversight to EuroSite Power and assist EuroSite Power in various aspects of executing our respective business plans.
Note 5. Convertible debentures
On May 4, 2016, the Company settled $9.3 million of its $19.4 million outstanding 6% convertible debentures due May 2018 (“convertible debentures” or “debt”) by transferring ownership of approximately 14.72 million shares it owned of EuroSite Power to the holders of the debt.
As the shares used to extinguish the debt are considered nonmonetary assets, the overall gain realized of approximately $7.2 million is composed of two elements: (1) the gain resulting from the difference between the carrying

AMERICAN DG ENERGY INC.

value and the fair value of the shares transferred, of approximately $7.7 million and (2) the loss from the debt extinguishment of approximately $500,000.
As the Company retained its controlling financial interest in EuroSite Power following the transaction, no gain was recognized on the transaction, rather the gain was credited to additional paid-in capital in accordance with ASC 810-10-45-23.
On June 28, 2016, $2.1 million of EuroSite Power’s $2.4 million outstanding convertible debentures were converted into common stock of EuroSite Power at a price of $.54 per share. Additionally, $11,000 of accrued interest was also converted at the same price. As the price used to convert the convertible debentures was less than the then contractual conversion price of $.60 per share of common stock, the fair value of the incremental shares issued to the holders of the convertible debentures over and above the contractually required amount, or $224,782 was expensed as debt conversion expense.

Note 6. Stockholders’ Equity

On May 12, 2016, EuroSite Power completed a private placement with related parties of 12,608,696 shares of its common stock for aggregate proceeds of $7.25 million at $0.575 per share. The shares sold in this placement are subject to a registration rights agreement where EuroSite Power has agreed to use its best efforts to register the shares issued at the request of the holder. EuroSite Power used a portion of the proceeds to pay off its debt to its former Chairman, of $2,000,000, with the balance being retained to fund operations and growth.

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

On September 19, 2014, the Board of Directors of the Company approved a common stock repurchase program that shall not exceed 1,000,000 shares of common stock and shall not exceed $1,100,000 of cost. The approval allows for purchases over a 24-month period at prices not to exceed $1.30 per share. During the first six months of 2016, the Company did not repurchase any shares of its common stock.

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

AMERICAN DG ENERGY INC.

The following schedule discloses the effects of changes in the Company's ownership interest in its subsidiary EuroSite Power on the Company's equity for the six months ended June 30, 2016:

Net income attributable to American DG Energy Inc.	$1,923,525
Transfers (to) from the noncontrolling interest:
Increase in American DG Energy Inc.'s additional paid-in-capital for exchange of convertible debentures for common stock of subsidiary	7,903,292
Increase in American DG Energy Inc.'s additional paid-in-capital for sale by EuroSite Power of 12,608,696 common shares	7,233,482
Increase in American DG Energy Inc.'s additional paid-in-capital for conversion of EuroSite Power convertible debentures into 3,909,260 common shares of EuroSite Power	2,416,137

Noncontrolling interest share of transactions affecting subsidiary ownership	(8,525,668)
Change from net income attributable to American DG Energy Inc. and transfers (to) from noncontrolling interest	$10,950,768

Note 7.  Related Parties

EuroSite Power, Tecogen, Ilios Inc., or Ilios are affiliated companies by virtue of common ownership and common leadership.

The Company purchases the majority of its cogeneration units from Tecogen, an affiliate company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the Company, and the Company leases office space from Tecogen. The Company's lease with Tecogen initially expires on July 31, 2016 and renews automatically until cancelled by one of the parties. These costs were reimbursed by the Company. As of June 30, 2016, the Company owed Tecogen $378,851, and Tecogen owed the Company $40,560.

On May 12, 2016, EuroSite Power completed a private placement with related parties of 12,608,696 shares of its common stock for aggregate proceeds of $7.25 million at $0.575 per share. The shares sold in this placement are subject to a registration rights agreement where the Company has agreed to use its best efforts to register the shares issued at the request of the holder. EuroSite used a portion of these proceeds to pay off its debt to its former Chairman, of $2,000,000, with the balance being retained to fund operations and growth.

On June 28, 2016, $2.1 million of Eurosite Power's $2.4 million of convertible debentures were converted into 3,909,260 shares of common stock of Eurosite Power at a price of $0.54 per share. Additionally, $11,000 of accrued interest was also converted at the same price. As the price used to convert the convertible debentures was less than the then contractual conversion price of $0.60 per share of common stock, the fair value of the incremental shares issued to the holders of the convertible debentures over and above the contractually required amount of $224,782 was expensed as debt conversion expense.

During the first quarter of 2015, EuroSite Power repaid $1,000,000 of a related party $3,000,000 note payable in accordance with the terms of the note. The balance of $2,000,000 was repaid in connection with a private placement.

On July 7, 2015, EuroSite Power, one of the Company's consolidated subsidiaries, entered into a Revolving Line of Credit Agreement, (or the "Agreement"), with Elias Samaras, EuroSite Power's Chief Executive Officer and President and a member of the Company's Board of Directors. Under the terms of the Agreement, Dr. Samaras has agreed to lend EuroSite Power up to an aggregate of $1,000,000, upon written request. Any amounts borrowed by EuroSite Power pursuant to the Agreement will bear interest at 6% per year. Interest is due and payable quarterly in arrears. Repayment of the principal amount borrowed pursuant to the Agreement will be due on June 30, 2017. Prepayment of any amounts due under the Agreement may be made at any time without penalty. As of June 30, 2016, no amounts have been drawn on this line.

As of June 30, 2016, EuroSite Power owed the Company $22,059.

AMERICAN DG ENERGY INC.

Note 8. Fair Value Measurements

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

In connection with deconsolidation of and valuation of the Company’s remaining investment in EuroSite Power (see Note 5. "Investment in EuroSite Power"), the Company utilized a Level 3 category fair value measurement. That measurement was determined by management based on the proposed transaction disclosed in Note 11. Subsequent events, as it represents the best indication of fair value available.

Note 9. Commitments and Contingencies

The Company has certain commitments under agreements with certain related parties (see Note 7. "Related Parties").
The Company, in the ordinary course of business is involved in various legal matters, the outcomes of which are not expected to have a material impact on the Company's condensed consolidated financial statements.

Note 10. Variable Interest Entity

The carrying amount and classification of assets and liabilities of the Company's consolidated subsidiary EuroSite Power, which until June 28, 2016 was considered to be a variable interest entity and for which the Company has determined it was the primary beneficiary, were as follows as of December 31, 2015:

December 31, 2015
Current assets	$1,450,034
Long-term assets	7,527,266

Current liabilities	699,086
Long-term liabilities	4,536,422

As of June 30, 2016, the Company has deconsolidated EuroSite, (see Note 4. Investment in EuroSite Power).

AMERICAN DG ENERGY INC.

Note 11. Subsequent Events

On August 9, 2016, the Company executed binding agreements that will result in a reduction of convertible debt outstanding to approximately $3.4 million with zero coupon due May 2018. American DG Energy will exchange approximately 9.7 million shares of EuroSite Power Inc, for the elimination of a portion of the outstanding 6% convertible debentures due May 2018. A further 5.5 million shares of EuroSite Power will be sold by the Company to affiliates for cash at $0.40 per share, with the resulting cash used for pre-payment of additional convertible debt. In conjunction with these transactions, 1.02 million warrants (expiring October 2017 at $0.60 strike price) to purchase shares of Eurosite Power common stock from the Company will also be cancelled. These transaction are expected to be completed during the fourth quarter of 2016.

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

On May 4, 2016, the Company exchanged approximately 14.72 million of its shares in EuroSite Power, or 46% of its 48% ownership in its European subsidiary, for elimination of a portion of the outstanding 6% convertible debentures due May 2018. With this swap of EuroSite Power shares in exchange for partial extinguishment of the convertible debt, American DG Energy reduced the convertible debt outstanding to $8.6 million. The Company is pursuing a similar debt exchange transaction for the remaining convertible debt outstanding and expects to complete that subsequent transaction in the fourth quarter of 2016.

Until June 28, 2016 the Company accounted for its investment in EuroSite Power as a consolidated subsidiary. On June 28, 2016 substantially all of the long-term convertible indebtedness of EuroSite Power guaranteed by the Company was converted into shares of EuroSite Power. As a result, the Company deconsolidated EuroSite Power in its consolidated financial statements and the remaining shares held by the Company were recorded at fair value which resulted in a $3.9 million gain. (see Note 4. Investment in EuroSite Power)
Results of Operations

AMERICAN DG ENERGY INC.

Second Quarter 2016 Compared to Second Quarter 2015

Revenues

Revenues in the second quarter of 2016 were $2,112,148 compared to $2,087,127 for the same period in 2015, an increase of $25,021 or 1.2%. The increase is due to higher energy revenue. On-Site Utility energy revenue in the second quarter of 2016 was $1,973,377 compared to $1,871,110 for the same period in 2015, an increase of $102,267 or 5.5%, due to a 20.2% increase in EuroSite. During the second quarter of 2016, in addition to our On-Site Utility energy revenue, the Company performed billable services and recorded revenue primarily from the sale of energy equipment and energy feasibility studies. The revenue from our turnkey projects can vary substantially from period to period. While the Company accepts turnkey installation projects, they are not considered our core business. Our turnkey and other revenue in the second quarter of 2016 was $138,771 compared to $216,017 for the same period in 2015, a decrease of $77,246 or 35.8%.

During the second quarter of 2016, the Company operated 123 energy systems, representing 8,623 kWh of installed electricity potential, compared to 119 energy systems, representing 8,096 kWh of installed electricity potential for the same period in 2015. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and a contractually negotiated formula, which takes into account the monthly published price of energy (electricity, natural gas or oil) from its customers’ local energy utility, less an applicable discount. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the second quarter of 2016 was $1,879,859 compared to $1,887,342 for the same period in 2015, a slight decrease of $7,483 or 0.4%. The decrease in cost of sales is principally due to a decrease in fuel costs, offset by an increase in depreciation. The cost of fuel, maintenance and installation was $1,307,448 in the second quarter of 2016, compared to $1,367,484 for the same period in 2015, a decrease of $60,036 or 4.4%. Depreciation expense was $572,411 in the second quarter of 2016, compared to $519,858 for the same period in 2015, an increase of $52,553.

During the second quarter of 2016, our gross margins were 11.0% compared to 9.6% for the same period in 2015, a 15% improvement, due to a 6% reduction in fuel costs as a percentage of sales. Our gross margins, excluding depreciation, were 38.1% in the second quarter of 2016, compared to 34.5% for the same period in 2015, also a 10.4% improvement.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the second quarter of 2016 were $723,595 compared to $645,367 for the same period in 2015, an increase of $78,228 or 12.1%. The increase was primarily due to an increase of non-cash stock grants and an unfavorable currency adjustment for EuroSite Power.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event-driven direct mail. Our selling expenses in the second quarter of 2016 were $177,647 compared to $308,428 for the same period in 2015, a decrease of $130,781 or 42.4%. The decrease in expense was primarily due to lower salaries and travel expense as a result of our Initiative efforts.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the second quarter of 2016 were $234,827 compared to $215,077 for the same period in 2015, an increase of $19,750 or 9.2%. The increase was primarily due to the costs associated with improving the installed base of energy systems as well as the addition of a field engineer in the UK.

Loss from Operations

The loss from operations in the second quarter of 2016 was $903,780 compared to a loss of $969,087 for the same period in 2015, an improvement of $65,307 or 6.7%. The improvement in the operating loss was primarily due to lower operating expenses by $32,803 in the second quarter of 2016 compared to the second quarter of 2015 and an increase in gross profit of 1.4%.

AMERICAN DG ENERGY INC.

Other Income (Expense), Net

Our other expense, net, in the second quarter of 2016 was income of $3,405,858 compared to an expense of $149,402 for the same period in 2015, an increase of $3,555,260. Interest expense was $264,843 in the second quarter of 2016 compared to $317,650 for the same period in 2015, a decrease of $52,807, which is primarily due to a decrease in principal balance of convertible debt in the second quarter of 2016. In addition, an expense of $224,782 was recognized in 2016 upon EuroSite's convertible debentures being converted to common stock. Also, a gain on deconsolidation of $3,887,098 was recognized upon deconsolidation of EuroSite Power (see Note 4. Investment in Eurosite).

Provision for Income Taxes

Our provision for taxes in the second quarter of 2016 was $6,139 compared to $2,187 for the same period in 2015. The provision consists of various state income taxes accrued for the quarter.

Noncontrolling Interest

The noncontrolling interest in the profits or losses in American DG New York, LLC, or ADGNY, and EuroSite Power was an addition to net income of $516,503 in the second quarter of 2016 compared to an increase in net loss attributable to American DG Energy of $59,759 for the same period in 2015. This difference of $576,262 is due to a combination of the prior year's restructuring of ADGNY as well as a larger net loss attributable to EuroSite for second quarter of 2016 as compared to the same period in 2015.

First Six Months of 2016 Compared to First Six Months of 2015

Revenues

Revenues in the first six months of 2016 were $4,313,629 compared to $4,594,867 for the same period in 2015, a decrease of $281,238 or 6.1%. The decrease in revenues was primarily due to lower revenue in the US for the first six months of 2016 compared to the same period in 2015 offset by increased revenues in the UK. Our On-Site Utility energy revenue in the first six months of 2016 was $4,023,378 compared to $4,261,457 for the same period in 2015, a decrease of $238,079. During the first six months of 2016, the Company performed billable services and recorded revenue from the maintenance of energy systems and from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business. Our turnkey and other revenue in the first six months of 2016 was $290,251 compared to $333,410 for the same period in 2015, a decrease of $43,159 or 12.9%.

During the first six months of 2016, the Company operated 123 energy systems representing 8,623 kW of installed electricity plus thermal energy, compared to 119 energy systems representing 8,096 kW of installed electricity plus thermal energy for the same period in 2015. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first six months of 2016 were $3,913,593 compared to $4,123,452 for the same period in 2015. Included in the cost of sales was depreciation expense of $1,123,487 in the first six months of 2016, compared to $1,028,315 for the same period in 2015, an increase of $95,172, or 9.3%. The cost of fuel, maintenance and installation was $2,790,106 in the first six months of 2016, compared to $3,095,137 for the same period in 2015, a decrease of $305,031 or 9.9%, primarily due to lower fuel costs and lower sales.

During the first six months of 2016, our gross margins were 9.3% compared to 10.3% for the same period in 2015, primarily due to an increase in our depreciation expense, partially offset by lower fuel, maintenance and installation expenses. Our On-Site Utility energy margins excluding depreciation were at 35.3% in the first six months of 2016, compared to 32.6% for the same period in 2015.

AMERICAN DG ENERGY INC.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first six months of 2016 were $1,401,325 compared to $1,506,429 for the same period in 2015, a decrease of $105,104 or 7.0%. This decrease was primarily due to lower salary and lower stock compensation expense.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the first six months of 2016 were $331,100 compared to $649,121 for the same period in 2015, a decrease of $318,021 or 49.0%. The decrease was primarily due to a reduction in payroll and travel expense.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first six months of 2016 were $484,319 compared to $385,447 for the same period in 2015, an increase of $98,872 or 25.7%. The increase was primarily due to higher payroll, consulting and travel costs, and costs associated with improving the installed base of energy systems.

Loss from Operations

The loss from operations in the first six months of 2016 was $1,816,708 compared to a loss of $2,069,582 for the same period in 2015, a decrease of $252,874, or 12.2%. The decrease in the operating loss was primarily due to lower selling and general and administrative expenses.

Other Income (Expense), Net

Our other expense, net, in the first six months of 2016 was income of $3,081,651 compared to expense of $437,194 for the same period in 2015, an increase of $3,518,845. Other expense, net, includes interest and other income, gain attributable to deconsolidation of EuroSite and interest expense. Interest and other income was $21,226 in the first six months of 2016 compared to $186,433 for the same period in 2015, a decrease of $165,207. The decrease was primarily due to a $157,870 gain attributable to the redistribution of ADGNY assets in the second quarter of 2015. Interest expense was $601,891 in the first six months of 2016 compared to $630,106 for the same period in 2015, a decrease of $28,215, or 4.5%. The lower interest expense is due to less convertible debentures paying interest in the first six months of 2016 as compared to the same period of 2015. We also recognized a non-cash gain on deconsolidation with EuroSite of $3,887,098 (see Note 4 - Investment in EuroSite Power).

Benefit (Provision) for Income Taxes

Our benefit for state income taxes in the first six months of 2016 was $60,288 compared to $5,168 for the same period in 2015.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY and EuroSite Power was an increase in net income of $718,870 in the first six months of 2016 compared to a reduction of net loss of $123,449 for the same period in 2015. This difference of $595,421 is due to a combination of the prior year's restructuring of ADGNY as well as a larger net loss attributable to EuroSite for second quarter of 2016 as compared to the same period in 2015.

Liquidity and Capital Resources

Consolidated working capital at June 30, 2016 was $4,488,822, compared to $6,210,765 at December 31, 2015. Included in working capital were cash and cash equivalents of $3,164,151 at June 30, 2016, compared to $5,587,528 at December 31, 2015. The decrease in working capital was primarily due to the cash lost through deconsolidation of $5,127,424 and purchases and installation of energy systems in the amount of $1,231,826.

AMERICAN DG ENERGY INC.

Cash used in operating activities was $1,267,980 in the first six months of 2016 compared to cash provided by operations of $26,226 in the same period in 2015. For the first six months of 2016, net income was $1,923,525. This net income was offset by a gain on deconsolidation of EuroSite of $3,887,098, depreciation of $1,146,186, $522,044 of non-cash interest expense, $200,541 of stock-based compensation expense and $224,782 of non-cash debt conversion expense. In addition, our receivables balance, including unbilled revenue and allowances for bad debts, used $135,385 in the first six months of 2016, our decrease in inventory provided $66,679 of cash and our decrease in prepaid and other current assets provided $276,079 in cash primarily due to the collection of UK energy tax incentives.

Our accounts payable decreased using $53,732 of cash. Our accrued expenses and other current liabilities decreased using $49,658 of cash. The amounts due to related parties decreased using $793,012 of cash.

During the first six months of 2016, the investing activities of the Company's operations were expenditures of $1,231,826 for purchases and installation of energy systems and cash lost due to deconsolidation with EuroSite was $5,127,424. The Company's financing activities provided $5,193,603 of cash in the first six months of 2016, from the private placement of $7,246,090, reduced by the loan repayment of $2,000,000.

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

Changes in Internal Control over Financial Reporting:

Remediation steps were taken in the first half of 2016 regarding the impairment assessment process providing a step by step approach in identifying events or changes in circumstances that would require an impairment test of its long-lived assets, estimating the future cash flows related to those long-lived assets and estimating the fair value of those long-lived assets, as required.

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

4.2	–
Form of 6% Senior Unsecured Convertible Debenture Due 2018, dated November 30, 2011 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on December 2, 2011).

4.3	–
4% Senior Convertible Note Due 2017 issued by EuroSite Power Inc., dated as of February 20, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

4.4	–
Form of Common Stock Purchase Warrant pursuant to the Underwriting Agreement dated July 31, 2014 between the Company and Aegis Capital (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the SEC on August 1, 2014).

4.5	–	Form of 6% Senior Unsecured Convertible Debenture Due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the SEC on October 6, 2014).

4.6	–
Warrant Issued by American DG Energy Inc. to Purchase Shares of Common Stock of EuroSite Power Inc. Owned by It (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, as filed with the SEC on October 6, 2014).

10.1	–	Form of Convertible Note Exchange Agreement, dated May 4, 2016, (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on May 10, 2016).

10.2	–	EuroSite Power Societe Generale Debt Guarantee, dated March 7, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on March 11, 2016)

10.3	–
Form of Convertible Note Amendment and Conversion Agreement by and among EuroSite Power, Inc. and ___________ (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 7, 2016).

10.4	–
Form of Convertible Note Exchange Agreement dated August 9, 2016 between the Company and Trifon Natsis and Despina Pantopoulou (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on August 10, 2016).

10.5	–
Form of Share Purchase Agreement dated August 9, 2016 among the Company, Eurosite Power, Inc., Jacques de Saussure, Elias Samaras, John Hatsopoulos, Trifon Natsis and Despina Pantopoulou (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the SEC on August 10, 2016).

31.2*	–	Rule 13a-14(a) Certification of Co-Chief Executive Officer

31.3*	–	Rule 13a-14(a) Certification of Chief Accounting Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Accounting Officer

101.1*	–
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DG ENERGY INC.

By: /s/ JOHN N. HATSOPOULOS
Co-Chief Executive Officer
(Principal Executive Officer)
Date: August 11, 2016

By: /s/ BENJAMIN M. LOCKE
Co-Chief Executive Officer
(Principal Executive Officer)
Date: August 11, 2016

By: /s/ BONNIE J. BROWN
Chief Financial Officer
(Principal Financial Officer)
Date: August 11, 2016