Form 10-Q
period 2016-09-30
AMERICAN DG ENERGY INC
filed 2016-11-14
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at November 14, 2016
Common Stock, $0.001 par value	50,684,095

AMERICAN DG ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2016

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refer to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,187,634	$4,999,709
Accounts receivable, net	748,080	633,924
Unbilled revenue	14,147	12,468
Due from related party	80,380	99,548
Inventory	850,535	975,760
Current assets of discontinued operations (Note 4)	—	1,450,034
Prepaid and other current assets	436,642	331,057
Total current assets	5,317,418	8,502,500
Property and equipment, net	17,677,724	17,950,787
Long-term assets of discontinued operations (Note 4)	—	7,527,266
Investment securities	645,539	—
Other assets, long-term	11,446	41,825
TOTAL ASSETS	$23,652,127	$34,022,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$171,525	$162,976
Accrued expenses and other current liabilities	238,795	257,810
Due to related party	376,145	1,171,863
Current liabilities of discontinued operations (Note 4)	—	699,086
Total current liabilities	786,465	2,291,735
Long-term liabilities:
Convertible debentures due related parties	3,005,369	16,078,912
Long-term liabilities of discontinued operations (Note 4)	—	4,536,422
Total liabilities	3,791,834	22,907,069
Commitments and contingencies (Note 9)
Stockholders' equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,684,095 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	50,684	50,684
Accumulated other comprehensive income-investment securities	21,040	—
Additional paid-in capital	58,782,893	49,641,620
Accumulated deficit	(39,063,160)	(40,622,774)
Total American DG Energy Inc. stockholders’ equity	19,791,457	9,069,530
Noncontrolling interest of discontinued operations	—	1,944,236
Noncontrolling interest	68,836	101,543
Total stockholders' equity	19,860,293	11,115,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,652,127	$34,022,378
See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015
Revenues
Energy revenues	$1,393,009	$1,340,627
Turnkey & other revenues	187,854	193,926
	1,580,863	1,534,553
Cost of sales
Fuel, maintenance and installation	774,161	837,192
Depreciation expense	454,465	418,791
	1,228,626	1,255,983
Gross profit	352,237	278,570
Operating expenses
General and administrative	401,140	364,768
Selling	1,418	127,966
Engineering	164,528	239,859
	567,086	732,593
Loss from operations	(214,849)	(454,023)

Other income (expense), net
Interest and other income	1,915	5,676
Interest expense	(177,756)	(311,738)
Gain on extinguishment of debt	182,887	—
Change in fair value of warrant liability	—	299
	7,046	(305,763)

Loss from continuing operations before provision for income taxes	(207,803)	(759,786)
Provision for income taxes	—	(8,797)
Loss from continuing operations	(207,803)	(768,583)
Income attributable to the noncontrolling interest	(36,602)	(29,491)
Loss attributable to American DG Energy Inc. from continuing operations	(244,405)	(798,074)
Loss from discontinued operations (Note 4)	(119,506)	(220,559)
Net loss attributable to American DG Energy Inc.	(363,911)	(1,018,633)
Other comprehensive income - Unrealized gain on securities	21,040	—
Comprehensive income (loss)	$(342,871)	$(1,018,633)

Net loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding - basic and diluted	50,684,095	50,684,095

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Revenues
Energy revenues	$4,090,657	$4,538,832
Turnkey & other revenues	476,366	499,561
	4,567,023	5,038,393
Cost of sales
Fuel, maintenance and installation	2,712,504	3,105,150
Depreciation expense	1,348,231	1,259,970
	4,060,735	4,365,120
Gross profit	506,288	673,273
Operating expenses
General and administrative	1,170,205	1,437,452
Selling	39,184	540,615
Engineering	470,351	551,151
	1,679,740	2,529,218
Loss from operations	(1,173,452)	(1,855,945)

Other income (expense), net
Interest and other income	19,702	187,797
Interest expense	(759,344)	(917,818)
Gain on extinguishment of debt	182,887	—
Gain on deconsolidation	3,887,098	—
Change in fair value of warrant liability	—	6,778
	3,330,343	(723,243)

Income (loss) from continuing operations before provision for income taxes	2,156,891	(2,579,188)
Provision for income taxes	(60,288)	(16,153)
Income (loss) from continuing operations	2,096,603	(2,595,341)
Income attributable to the noncontrolling interest	(51,581)	(75,021)
Net income (loss) attributable to American DG Energy Inc. from continuing operations	2,045,022	(2,670,362)
Loss from discontinued operations (Note 4)	(485,408)	(736,766)
Net income (loss) attributable to American DG Energy Inc.	1,559,614	(3,407,128)
Other comprehensive income - Unrealized gain on securities	21,040	—
Comprehensive income (loss)	$1,580,654	$(3,407,128)

Net income (loss) per share - basic and diluted	$0.03	$(0.07)
Weighted average shares outstanding - basic and diluted	50,684,095	50,687,355

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to American DG Energy, Inc.	$1,559,614	$(3,407,128)
Income attributable to noncontrolling interest	51,581	75,021
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,378,134	1,294,945
Gain attributable to distribution of nonmonetary assets to noncontrolling interest	—	(157,870)
Gain on deconsolidation of subsidiary	(3,887,098)	—
Gain on extinguishment of debt	(182,887)	—
Loss from discontinued operations	485,408	736,766
Amortization of deferred financing costs	30,379	40,096
Decrease in fair value of warrant liability	—	(6,778)
Non-cash interest expense	703,333	230,668
Stock-based compensation	122,031	196,596
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	(115,835)	162,962
Due from related party	19,168	(13,378)
Inventory	125,225	75,888
Prepaid and other current assets	(105,585)	294,920
Increase (decrease) in:
Accounts payable	8,549	(26,566)
Accrued expenses and other current liabilities	(19,013)	(83,690)
Due to related party	(795,718)	355,267
Other long-term liabilities	—	(2,227)
Net cash used in operating activities	(622,714)	(234,508)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,115,323)	(1,740,919)
Proceeds from sale of property and equipment	10,250	—
Partial purchase of non-controlling interest	—	(100,000)
Net cash used in investing activities	(1,105,073)	(1,840,919)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock, net of costs	—	(152,377)
Distributions to noncontrolling interest	(84,288)	(186,856)
Net cash used in financing activities	(84,288)	(339,233)

Net decrease in cash and cash equivalents	(1,812,075)	(2,414,660)
Cash and cash equivalents, beginning of the period	4,999,709	8,049,063
Cash and cash equivalents, end of the period	$3,187,634	$5,634,403
Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$77,441	$42,644
Non-cash investing and financing activities:
Distribution of nonmonetary assets	$—	$340,069
Conversion of subsidiary convertible debentures to common stock of subsidiary	$2,184,264	$—
Settlement of convertible debentures with common stock of subsidiary	$13,783,721	$—

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

On May 4, 2016, the Company exchanged approximately 14.72 million of its shares in EuroSite Power, or 46% of its 48% ownership in its former European subsidiary, for elimination of a portion of the outstanding 6% convertible debentures due May 2018 (see Note 5 "Convertible Debentures"). This partial extinguishment of debt reduced the Company's convertible debt outstanding to $8.6 million, net of the associated discount.

On September 30, 2016, the Company exchanged 15.2 million of its shares in EuroSite Power, or 90% of its 20.5% ownership in its former European subsidiary, for a further elimination of a portion of the outstanding 6% convertible debentures due May 2018 (see Note 5. "Convertible debentures"). This partial extinguishment of debt reduced the Company's convertible debt outstanding to $3.0 million, net of the associated discount.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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
The accompanying unaudited consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include the Company's 51.0% owned joint venture, American DG New York, LLC, or ADGNY.

AMERICAN DG ENERGY INC.

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

Note 2. Income (Loss) Per Common Share

The Company computes basic income (loss) per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of its common stock for the period. For the nine months ended September 30, 2016, the Company excluded 7,029,498 potentially dilutive shares because such shares would be anti-dilutive. For the nine months ended September 30, 2015, the Company excluded 15,192,083 potentially dilutive shares because such shares would be anti-dilutive as a result of the reported net loss.

Note 3. Income Taxes

The provision for income taxes in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 differ from that which would be expected by applying the federal statutory tax rate primarily due to losses and nontaxable income for which no benefit is recognized.

Note 4. Investment in EuroSite Power and Discontinued Operations
During the second and third quarters of 2016, the Company settled approximately $16 million of the $19.4 million of its 6% convertible debentures due May 2018 (see Note 5 Convertible Debentures) by transferring ownership of shares it owned of EuroSite Power Inc to the holders of the debt. As a result, the Company's ownership in EuroSite decreased from 48.04% to 2.03%. Prior to the foregoing exchanges, the Company consolidated the results of EuroSite under the variable interest model as it was determined to be the primary beneficiary of EuroSite.
The exchanges were undertaken primarily as a plan to reduce future debt service requirements of the Company, however they also resulted in a disposition of all foreign operations of the Company, representing a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, amounts related to this component have been reported in discontinued operations in the accompanying condensed consolidated financial statements.
As of June 30, 2016, the Company owned a 20.5% interest in the common stock of EuroSite Power which it accounted for using the equity method. Prior to June 28, 2016, the Company accounted for its investment in EuroSite Power as a consolidated subsidiary as it determined it was the primary beneficiary of EuroSite under the variable interest model. That determination included consideration of an implicit variable interest held by the Company in the form of a guarantee of the long-term convertible indebtedness of EuroSite Power. On June 28, 2016, substantially all of that convertible indebtedness was converted by the holders into shares of EuroSite Power, rendering the Company’s guarantee inconsequential in the determination. As a result, the Company concluded it no longer held a variable interest in EuroSite Power. The Company deconsolidated EuroSite Power in its consolidated financial statements. This required recording the remaining shares held at fair value as an equity method investment, which resulted in a gain of approximately $3.9 million. The Company utilized a market approach in determining the fair value of the shares retained which incorporated the quoted market price of the shares at the date of deconsolidation and a blockage discount.
As of September 30, 2016, the Company owned a 2.03% interest in the common stock of EuroSite Power. As such, the equity method of accounting is no longer appropriate in that the ability to exercise significant influence over EuroSite no longer exists at this level of ownership. The investment, as of September 30, 2016 is accounted for as an available-for-sale security (see Note 8 Fair Value Measurements).

AMERICAN DG ENERGY INC.

The following is a reconciliation of the major line items comprising loss from discontinued operations:

	Nine months ended		Three months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$1,327,469	$1,513,018	$—	$421,991
Cost of sales	$1,081,484	$1,481,897	$—	$467,582
Operating expenses	$1,104,090	$1,149,104	$—	$404,732
Other expenses, net	$361,151	$27,348	$—	$7,634
Pretax loss from discontinued operations	$1,219,256	$1,145,331	$—	$457,957
Income tax benefit	$—	$2,188	$—	$—
Loss from discontinued operations	$1,219,256	$1,143,143	$119,506	$457,957
Loss from discontinued operations attributable to noncontrolling interest	$733,848	$406,377	$—	$237,398
Loss from discontinued operations attributable to American DG Energy Inc.	$485,408	$736,766	$119,506	$220,559
The total operating and investing cash flows of the discontinued operation for the nine months ended September 30, 2016 is as follows:

Net cash used in operating activities	$(371,539)
Net cash used in investing activities	$(334,946)

Note 5. Convertible Debentures
On May 4, 2016, the Company settled $9.3 million of its $19.4 million outstanding 6% convertible debentures due May 2018 (“convertible debentures” or “debt”) by transferring ownership of approximately 14.72 million shares it owned of EuroSite Power to the holders of the debt.
As the shares used to extinguish the debt are considered nonmonetary assets, the overall gain realized of approximately $7.2 million is composed of two elements: (1) the gain resulting from the difference between the carrying value and the fair value of the shares transferred, of approximately $7.7 million and (2) the loss from the debt extinguishment of approximately $500,000.
As the Company retained its controlling financial interest in EuroSite Power following the transaction, no gain was recognized on the transaction, rather the gain was credited to additional paid-in capital in accordance with ASC 810-10-45-23.
On September 30, 2016, the Company settled $6.7 million of its $10.1 million outstanding 6% convertible debentures due May 2018 by transferring ownership of 15.2 million shares it owned of EuroSite Power in exchange for the debt. A new note evidencing the remaining balance of the debt outstanding of $3,418,681 was issued, replacing the previous note. Interest on the debt was previously prepaid through maturity and the prepayment is reflected as a discount against the debt which is amortized to interest expense over the life of the debt. (see Note 4 Investment in EuroSite Power and Discontinued Operations)

As the shares used to extinguish the debt are considered nonmonetary assets, the overall gain realized of $182,887 is composed of two elements: (1) the gain resulting from the difference between the carrying value and the fair value of the shares transferred, of $107,688 and, (2) the gain from the debt extinguishment of $75,199. The total gain is recorded as a gain on extinguishment of debt in the consolidated statement of operations.

AMERICAN DG ENERGY INC.

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

On September 19, 2014, the Board of Directors of the Company approved a common stock repurchase program that shall not exceed 1,000,000 shares of common stock and shall not exceed $1,100,000 of cost. The approval allows for purchases over a 24-month period at prices not to exceed $1.30 per share. During the first nine months of 2016, the Company did not repurchase any shares of its common stock.

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

AMERICAN DG ENERGY INC.

The following schedule discloses the effects of changes in the Company's ownership interest in its subsidiary EuroSite Power on the Company's equity for the nine months ended September 30, 2016:

Net income attributable to American DG Energy Inc.	$1,559,614
Transfers (to) from the noncontrolling interest:
Increase in American DG Energy Inc.'s additional paid-in-capital for exchange of convertible debentures for common stock of subsidiary	7,903,292
Increase in American DG Energy Inc.'s additional paid-in-capital for sale by EuroSite Power of 12,608,696 common shares	7,233,482
Increase in American DG Energy Inc.'s additional paid-in-capital for conversion of EuroSite Power convertible debentures into 3,909,260 common shares of EuroSite Power	2,416,137

Noncontrolling interest share of transactions affecting subsidiary ownership	(8,525,668)
Change from net income attributable to American DG Energy Inc. and transfers (to) from noncontrolling interest	$10,586,857

Note 7.  Related Parties

EuroSite Power, Tecogen, Ilios Inc., or Ilios are affiliated companies by virtue of common ownership and common leadership.

The Company purchases the majority of its cogeneration units from Tecogen, an affiliate company sharing similar ownership. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the Company, and the Company leases office space from Tecogen. The Company's lease with Tecogen initially expired on July 31, 2016, however renews automatically until cancelled by one of the parties. These costs were reimbursed by the Company. As of September 30, 2016, the Company owed Tecogen $376,145, and Tecogen owed the Company $49,138.

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

On July 7, 2015, EuroSite Power, one of the Company's previously consolidated subsidiaries, entered into a Revolving Line of Credit Agreement, (or the "Agreement"), with Elias Samaras, EuroSite Power's Chief Executive Officer and President and a member of the Company's Board of Directors. Under the terms of the Agreement, Dr. Samaras has agreed to lend EuroSite Power up to an aggregate of $1,000,000, upon written request. Any amounts borrowed by EuroSite Power pursuant to the Agreement will bear interest at 6% per year. Interest is due and payable quarterly in arrears. Repayment of the principal amount borrowed pursuant to the Agreement will be due on June 30, 2017. Prepayment of any amounts due under the Agreement may be made at any time without penalty. As of September 30, 2016, no amounts have been drawn on this line.

As of September 30, 2016 and 2015, EuroSite Power owed the Company $22,059 and $13,638, respectively.

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

The Company utilizes a Level 3 category fair value measurement to value its investment in EuroSite Power as an available-for-sale security at period end (see Note 4 Investment in EuroSite Power and Discontinued Operations). That measurement is determined by management based on the lowest quoted closing sales price in a 31 day trading period within quarter end, which is discounted by 10% in consideration of the significance of the shares held in relation to daily sales volume.

The following table summarizes changes in level 3 assets which are comprised of available-for-sale securities for the period:

Initial establishment of fair value at September 30, 2016
Carryover basis from equity method investment	$624,499
Unrealized gain recognized in other comprehensive income	21,040
Fair value at September 30, 2016	$645,539

In connection with the valuation of the Company’s remaining investment in EuroSite Power following deconsolidation (see Note 4. "Investment in EuroSite Power and Discontinued Operations"), the Company utilized a Level 3 category fair value measurement. That measurement was determined by management based on a then proposed transaction which is disclosed as executed in Note 5 - Convertible debt, as it represents the best indication of fair value available.

Note 9. Commitments and Contingencies

The Company has certain commitments under agreements with certain related parties (see Note 7. "Related Parties").
The Company, in the ordinary course of business is involved in various legal matters, the outcomes of which are not expected to have a material impact on the Company's condensed consolidated financial statements.

AMERICAN DG ENERGY INC.

Note 10. Subsequent Events

On November 1, 2016, the Company's Board of Directors approved a definitive agreement whereby Tecogen Inc would acquire all of the outstanding shares of American DG in a stock-for-stock merger. Under the agreement, each share of American DG common stock will be exchanged for 0.092 shares of Tecogen common stock, valuing American DG at an approximately 27% premium to the Company's closing share price on that day. This agreement is subject to a vote of security holders of both companies. The transaction is expected to close in the first half of 2017.

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

Until June 28, 2016 the Company accounted for its investment in EuroSite Power as a consolidated subsidiary. On June 28, 2016 substantially all of the long-term convertible indebtedness of EuroSite Power guaranteed by the Company was converted into shares of EuroSite Power. As a result, the Company deconsolidated EuroSite Power in its consolidated financial statements and the remaining shares held by the Company were recorded at fair value which resulted in a $3.9 million gain. (see Note 4. Investment in EuroSite Power)

On September 30, 2016, the Company settled $6.7 million of its $10.1 million outstanding 6% convertible debentures due May 2018 by transferring ownership of 15.2 million shares it owned of EuroSite Power in exchange for the debt. A new note evidencing the remaining balance of the debt outstanding of $3,418,681, including prepaid interest was issued, replacing the previous note. The effective interest rate on the remaining debt is identical to the previous rate prior to

AMERICAN DG ENERGY INC.

the exchange. As a result, the Company has accounted for its ownership in EuroSite Power as discontinued operations as of September 30, 2016.

Results of Operations

Third Quarter 2016 Compared to Third Quarter 2015 from Continuing Operations

Revenues

Revenues in the third quarter of 2016 were $1,580,863 compared to $1,534,553 for the same period in 2015, an increase of $46,310 or 3.0%. The increase is due to the capture and billing of demand revenue. On-Site Utility energy revenue in the third quarter of 2016 was $1,393,009 compared to $1,340,627 for the same period in 2015, an increase of $52,382 or 3.9%, due to the increase in demand billing. During the third quarter of 2016, in addition to our On-Site Utility energy revenue, the Company performed billable services and recorded revenue primarily from the sale of energy equipment and energy feasibility studies. The revenue from our turnkey projects can vary substantially from period to period. While the Company accepts turnkey installation projects, they are not considered our core business. Our turnkey and other revenue in the third quarter of 2016 was $187,854 compared to $193,926 for the same period in 2015, a decrease of $6,072 or 3.1%.

During the third quarter of 2016, and 2015 the Company operated 92 energy systems, representing 5,445 kWh of installed electricity potential. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and a contractually negotiated formula, which takes into account the monthly published price of energy (electricity, natural gas or oil) from its customers’ local energy utility, less an applicable discount. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the third quarter of 2016 was $1,228,626 compared to $1,255,983 for the same period in 2015, a slight decrease of $27,357 or 2.2%. The decrease in cost of sales is principally due to a decrease in fuel costs, offset by an increase in depreciation. The cost of fuel, maintenance and installation was $774,161 in the third quarter of 2016, compared to $837,192 for the same period in 2015, a decrease of $63,031 or 7.5%. Depreciation expense was $454,465 in the third quarter of 2016, compared to $418,791 for the same period in 2015, an increase of $35,674 or 8.5%.

During the third quarter of 2016, our gross margins were 22.3% compared to 18.2% for the same period in 2015, a 22.5% improvement, mostly due to a 3% reduction in fuel costs as a percentage of sales. Our gross margins, excluding depreciation, were 51.0% in the third quarter of 2016, compared to 45.4% for the same period in 2015, also a 12.3% improvement.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the third quarter of 2016 were $401,140 compared to $364,768 for the same period in 2015, an increase of $36,372 or 10.0%. The increase was primarily due to an increase of non-cash stock compensation.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event-driven direct mail. Our selling expenses in the third quarter of 2016 were $1,418 compared to $127,966 for the same period in 2015, a decrease of $126,548 or 98.9%. The decrease in expense was primarily due to lower salaries and travel expense as a result of our efforts to control operating costs.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the third quarter of 2016 were $164,528 compared to $239,859 for the same period in 2015, a decrease of $75,331 or 31.4%. The decrease was primarily associated with a reduction in payroll, supplies and outside service costs.

AMERICAN DG ENERGY INC.

Loss from Operations

The loss from operations in the third quarter of 2016 was $214,849 compared to a loss of $454,023 for the same period in 2015, an improvement of $239,174 or 52.7%. The improvement in the operating loss was primarily due to lower operating expenses of $165,507 in the third quarter of 2016 compared to the third quarter of 2015 and an improvement in gross margin of 4.1%.

Other Income (Expense), Net

Our other expense, net, in the third quarter of 2016 was income of $7,046 compared to an expense of $305,763 for the same period in 2015, an improvement of $312,809. Interest expense was $177,756 in the third quarter of 2016 compared to $311,738 for the same period in 2015, a decrease of $133,982, which is primarily due to a decrease in principal balance of convertible debt in 2016 as compared to 2015. In addition, a gain of $182,887 was recognized in 2016 upon the exchange of the Company's EuroSite shares for settlement of convertible debentures. (see Note 4 Investment in Eurosite Power and Discontinued Operations).

Provision for Income Taxes

Our provision for taxes in the third quarter of 2016 was $0 compared to $8,797 for the same period in 2015. The provision consists of various state income taxes accrued for the quarter.

Noncontrolling Interest

The noncontrolling interest in the profits or losses in American DG New York, LLC, or ADGNY, was a reduction to net income of $36,602 in the third quarter of 2016 compared to $29,491 for the same period in 2015. This difference of $7,111 is due to the improved performance of ADGNY sites.

Loss from Discontinued Operations

American DG's international operations, through our former subsidiary, EuroSite Power, is now being accounted for as discontinued operations. For the third quarter of 2016 and 2015, our share in its losses was $119,506 and $220,559, respectively.

Other Comprehensive Income

The unrealized gain on securities of $21,040 for the third quarter of 2016 represents a market fluctuation for the period in the fair value of our ownership in EuroSite Power stock.

First Nine Months of 2016 Compared to First Nine Months of 2015 from Continuing Operations

Revenues

Revenues in the first nine months of 2016 were $4,567,023 compared to $5,038,393 for the same period in 2015, a decrease of $471,370 or 9.4%. The decrease in revenues was primarily due to a lower number of sites operating in the first half of 2016 compared to the same period in 2015. The first half of 2015, which was prior to the asset transfer of seven of LLC sites, earned revenues from more sites than the same period in 2016. Our On-Site Utility energy revenue in the first nine months of 2016 was $4,090,657 compared to $4,538,832 for the same period in 2015, a decrease of $448,175, or 9.9%. During the first nine months of 2016, the Company performed billable services and recorded revenue from the maintenance of energy systems and from the sale of equipment. The revenue from our turnkey projects can vary substantially per period. While the Company accepts turnkey installation projects, they are not considered our core business. Our turnkey and other revenue in the first nine months of 2016 was $476,366 compared to $499,561 for the same period in 2015, a decrease of $23,195 or 4.6%.

During the first nine months of 2016, the Company operated 92 energy systems representing 5,445 kW of installed electricity plus thermal energy, compared to a range of 101 to 92 energy systems representing 6,105 kW to 5,445 kW of installed electricity plus thermal energy for the same period in 2015. This range in 2015 is due to the asset transfer of certain ADGNY sites which occurred in Q2 2015. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and the published price of energy (electricity, natural gas or oil) from

AMERICAN DG ENERGY INC.

its customers’ local energy utility that month, less the discounts the Company provides its customers. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first nine months of 2016 was $4,060,735 compared to $4,365,120 for the same period in 2015. Included in the cost of sales was depreciation expense of $1,348,231 in the first nine months of 2016, compared to $1,259,970 for the same period in 2015, an increase of $88,261, or 7.0%. The cost of fuel, maintenance and installation was $2,712,504 in the first nine months of 2016, compared to $3,105,150 for the same period in 2015, a decrease of $392,646 or 12.6%, primarily due to lower fuel costs and lower sales.

During the first nine months of 2016, our gross margins were 11.1% compared to 13.4% for the same period in 2015, primarily due to an increase in our depreciation expense, partially offset by lower fuel and installation expenses. Our gross margins excluding depreciation were at 40.6% in the first nine months of 2016, compared to 38.4% for the same period in 2015.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first nine months of 2016 were $1,170,205 compared to $1,437,452 for the same period in 2015, a decrease of $267,247 or 18.6%. This decrease was primarily due to lower salary, stock compensation, legal, consulting and travel expenses.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in the first nine months of 2016 were $39,184 compared to $540,615 for the same period in 2015, a decrease of $501,431 or 92.8%. The decrease was primarily due to a reduction in payroll and travel expense.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first nine months of 2016 were $470,351 compared to $551,151 for the same period in 2015, a decrease of $80,800 or 14.7%. The decrease was primarily due to lower payroll, consulting and travel costs.

Loss from Operations

The loss from operations in the first nine months of 2016 was $1,173,452 compared to a loss of $1,855,945 for the same period in 2015, an improvement of $682,493, or 36.8%. The decrease in the operating loss was primarily due to lower selling, general and administrative expenses.

Other Income (Expense), Net

Our other income (expense), net, in the first nine months of 2016 was income of $3,330,343 compared to expense of $723,243 for the same period in 2015, an increase of $4,053,586. Other income (expense), net, includes interest and other income, gain attributable to deconsolidation of EuroSite and interest expense. Interest and other income was $19,702 in the first nine months of 2016 compared to $187,797 for the same period in 2015, a decrease of $168,095. The decrease was primarily due to a $157,870 gain attributable to the redistribution of ADGNY assets in the second quarter of 2015. Interest expense was $759,344 in the first nine months of 2016 compared to $917,818 for the same period in 2015, a decrease of $158,474, or 17.3%. The lower interest expense is due to less convertible debentures paying interest in the first nine months of 2016 as compared to the same period of 2015. We also recognized a non-cash gain on deconsolidation with EuroSite of $3,887,098 (see Note 4 Investment in EuroSite Power and Discontinued Operations).

Benefit (Provision) for Income Taxes

Our provision for state income taxes in the first nine months of 2016 was $60,288 compared to $16,153 for the same period in 2015. The provision consists of various state income taxes accrued for the period.

AMERICAN DG ENERGY INC.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in ADGNY was a decrease in net income of $51,581 in the first nine months of 2016 compared to an increase in net loss of $75,021 for the same period in 2015. This difference of $23,440 is due to prior year's restructuring of ADGNY that occurred in the second quarter of 2015.

Loss from Discontinued Operations

Our former subsidiary, EuroSite Power is now being accounted for as discontinued operations. For the first nine months of 2016 and 2015 our share in its losses were $485,408 and $736,766, respectively.

Other Comprehensive Income

The unrealized gain on securities of $21,040 in 2016 represents a market fluctuation for the period in the fair value of our ownership in EuroSite Power stock.

Liquidity and Capital Resources

Consolidated working capital at September 30, 2016 was $4,530,953, compared to $6,210,765 at December 31, 2015. Included in working capital were cash and cash equivalents of $3,187,634 at September 30, 2016, compared to $4,999,709 at December 31, 2015. The decrease in working capital was primarily due to purchases and installation of energy systems in the amount of $1,115,323.

Cash used in operating activities was $622,714 in the first nine months of 2016 compared to $234,508 for the same period in 2015. For the first nine months of 2016, net income attributable to American DG was $1,559,614. This net income was adjusted by a gain on deconsolidation of EuroSite of $3,887,098, depreciation of $1,378,134, $703,333 of non-cash interest expense, $122,031 of stock-based compensation expense and gain on extinguishment of debt of $182,887. In addition, our receivables balance, including unbilled revenue and allowances for bad debts, used $115,835 in the first nine months of 2016, our decrease in inventory provided $125,225 of cash and an increase in prepaid and other current assets used $105,585 in cash.

Our accounts payable increased providing $8,549 of cash. Our accrued expenses and other current liabilities decreased using $19,013 of cash. The amounts due to related parties decreased using $795,718 of cash.

During the first nine months of 2016, the investing activities of the Company's operations were expenditures of $1,115,323 for purchases and installation of energy systems. The Company's financing activities used $84,288 of cash in the first nine months of 2016, from distributions to ADGNY.

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

Changes in Internal Control over Financial Reporting:

Remediation steps were taken in the first nine months of 2016 regarding the impairment assessment process providing a step by step approach in identifying events or changes in circumstances that would require an impairment test of its long-lived assets, estimating the future cash flows related to those long-lived assets and estimating the fair value of those long-lived assets, as required.

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

Item 6.    Exhibits

Exhibit Number		Description of Exhibit

2.1	_
Agreement and Plan of Merger, dated November 1, 2016, among the Company, Tecogen, Inc. and Tecogen.ADGE Acquisition Corp. (incorporated by reference from Exhibit 2.1 to the Company's SEC Form 8-K filed with the SEC on November 2, 2016).

3.1	–	Certificate of Incorporation, as amended and restated on December 9, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Form S-3, as amended, as filed with the SEC on December 23, 2009)

3.2	–	Bylaws, as amended and restated August 31, 2009 (incorporated by reference to Exhibit 3.2 to the Company's Form S-3, as amended, as filed with the SEC on December 23, 2009)

4.1	–	Form of 6% Senior Unsecured Convertible Debenture Due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the SEC on October 5, 2016).

10.1	–	Form of Convertible Note Exchange Agreement, dated May 4, 2016, (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on May 10, 2016).

10.2	–
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
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DG ENERGY INC.

By: /s/ JOHN N. HATSOPOULOS
Co-Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2016

By: /s/ BENJAMIN M. LOCKE
Co-Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2016

By: /s/ BONNIE J. BROWN
Chief Financial Officer
(Principal Financial Officer)
Date: November 14, 2016