Form 10-K
period 2016-12-31
AMERICAN DG ENERGY INC
filed 2017-03-21
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34493

AMERICAN DG ENERGY INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-3569304
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

45 First Avenue
Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (781) 622-1120
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	NYSE MKT

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
Yes ☐ No ☒

As of June 30, 2016, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting shares of the registrant held by non-affiliates was approximately $6.4 million based on a closing price per share of $0.23 on the NYSE MKT on June 30, 2016.

As of March 21, 2017, the registrant’s shares of common stock outstanding were: 50,684,095.

DOCUMENTS INCORPORATED BY REFERENCE
 None.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

OUR DISCLOSURE AND ANALYSIS IN THIS ANNUAL REPORT ON FORM 10-K AS WELL AS INFORMATION RELATED TO US CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED ("SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED ("EXCHANGE ACT") AND OTHER APPLICABLE LAW, WHICH PROVIDE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS INCLUDING CHANGES IN ECONOMIC CONDITIONS, OUR ABILITY TO GENERATE CASH FROM OPERATIONS OR OBTAIN FUNDING ON FAVORABLE TERMS AND MANAGE OUR LIQUIDITY NEEDS, THE LEVEL OF OUR COSTS AND OPERATING EXPENSES RELATIVE TO OUR REVENUES AND THE EXPECTED COMPOSITION OF REVENUES AMONG OTHER MATTERS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, AND ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

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

YOU SHOULD NOT UNDULY RELY ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT CIRCUMSTANCES OR EVENTS AFTER THE DATE OF THIS REPORT, OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. YOU SHOULD, HOWEVER, REVIEW THE FACTORS AND RISKS WE DISCRIBE IN THE REPORTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). NOTWITHSTANDING THE ABOVE, SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT EXPRESSLY STATE THAT THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS DOES NOT APPLY TO AN ISSUER OF PENNY STOCKS. BECAUSE WE MAY FROM TIME TO TIME BE CONSIDERED AN ISSUER OF PENNY STOCK, THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SUCH PROVISIONS MAY NOT BE APPLICABLE TO US AT CERTAIN TIMES.

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

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

AMERICAN DG ENERGY INC.

PART I

Item 1. Business.

The Company

American DG Energy Inc., or the Company, ADGE, we, our, or us, was incorporated in the State of Delaware on July 24, 2001. Our principal executive offices are located in Waltham, Massachusetts. We install, own, operate and maintain complete distributed generation, or DG systems or energy systems, and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. As of December 31, 2016, we had 92 installed energy systems, representing an aggregate of approximately 5,445 kilowatts, or kW, 41.6 million British thermal units, or MMBtu's, of heat and hot water and 4,500 tons of cooling. kW is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated.
Recent Developments

Disposition of Interest in Eurosite Power
In July 2010, we established EuroSite Power Inc., or EuroSite, as a subsidiary to introduce our On-Site Utility solution into the European market. As of December 31, 2015, we owned an approximately 48% interest in EuroSite and, as required under U.S. Generally Accepted Accounting Principles, or GAAP, consolidated the financial statements of EuroSite into our consolidated financial statements and did so through the quarter ended June 30, 2016. Since inception, the Company provided United States’ accounting, finance, and legal assistance to EuroSite from its office in Waltham, Massachusetts. During the second and third quarters of 2016, we entered into the following transactions that had the effect of reducing our ownership interest in EuroSite to slightly above 2%:

•
On May 4, 2016, we entered into an agreement with John Hatsopoulos, our co-Chief Executive Officer, a director and principal stockholder, and another investor to exchange an aggregate of $9.3 million in principal and prepaid interest under outstanding 2014 Senior Unsecured Debentures (“Senior Unsecured Debentures”) held by them for an aggregate of approximately 14.72 million shares of EuroSite owned by us.

•
On June 28, 2016, our ownership interest in EuroSite was reduced to 20.5% as a result of the conversion of substantially all of the outstanding convertible debentures of Eurosite that had been guaranteed by the Company into shares of common stock of EuroSite. Following such conversion, the Company accounted for its interest in EuroSite in its consolidated financial statements under the equity method of accounting.

•
On September 30, 2016, holders of our outstanding 6% convertible notes (“convertible notes”) agreed to exchange principal and prepaid interest in the aggregate amount of approximately $4.3 million under such notes for an aggregate of 9,700,000 shares of common stock of EuroSite owned by us.

•
On September 30, 2016, we sold an aggregate of 5,500,000 shares of common stock of EuroSite owned by us to two investors for an aggregate of $2.2 million, the proceeds of which were paid to further reduce the amount of our outstanding convertible notes. As part of such transaction, the former convertible note holders cancelled warrants to purchase an aggregate of 1,020,000 shares of common stock of EuroSite we had issued to such holders.

As a result of such transactions, our ownership interest in EuroSite was decreased to approximately 2.03% and, pursuant to GAAP, we presented EuroSite as discontinued operations. Accordingly, the financial statements and other information related to EuroSite have not been consolidated with our consolidated financial statements for the year ended December 31, 2016, included in this report.

AMERICAN DG ENERGY INC.

Repayment and Settlement of Convertible Debentures and Notes
During 2016, we effected the following transactions to substantially reduce the amount of our outstanding indebtedness:

•
On May 4, 2016, as discussed above, we exchanged an aggregate of $9.3 million in principal and prepaid interest under outstanding Senior Unsecured Debentures for an aggregate of approximately 14.72 million shares of EuroSite owned by us. Following the exchange, the debentures were cancelled.

•
On September 30, 2016, holders of our outstanding 6% convertible notes exchanged $4.3 million in principal and prepaid interest for 9,700,000 shares of EuroSite owned by us and we issued a new note to evidence the remaining balance of the debt of $3,418,681. The prior convertible note was cancelled by us. The new note was upon substantially the same terms as the 6% convertible note and was convertible into our shares at a price of $2.11 per share, subject to certain adjustments in the event of stock splits, stock dividends, and certain other events.

•	On September 30, 2016, as discussed above, we used the $2.2 million proceeds from the sale of 5.5 million shares of EuroSite to further reduce the amount of our outstanding convertible notes.

•	On December 23, 2016, we repaid the remaining outstanding balance of our outstanding convertible notes of approximately $3.1 million (net of prepaid interest).

Revolving Line of Credit Provided by Our Co-CEO, Director and Principal Stockholder

On December 22, 2016, we entered into a revolving line of credit agreement with John Hatsopoulos, our co-CEO, a director and a principal stockholder. The original amount of the line of credit was $3 million. We drew down $850,000 under the line of credit. On February 27, 2017, Mr. Hatsopoulos advised us that he was terminating the line of credit agreement except to the extent of the current draw down. The line of credit bears interest at the rate of 6% per annum on the outstanding balance, and is due on the first day of each calendar quarter. The line of credit terminates May 25, 2018 and the principal and any unpaid interest is repayable on that date. An event of default under the line of credit occurs in the event any amount of principal or interest is not paid when due.
Proposed Merger with Tecogen.ADGE Acquisition Corp.
On November 1, 2016, ADGE entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tecogen, Inc., a Delaware corporation (“Tecogen”), and Tecogen.ADGE Acquisition Corp. Inc., a Delaware corporation and wholly-owned subsidiary of Tecogen (“Merger Sub”) formed for the purpose of effecting the merger. Pursuant to the Merger Agreement, the Merger Sub will be merged with and into ADGE (the “Merger”). with ADGE continuing as the surviving company in the Merger. Following the Merger, ADGE will become a wholly-owned subsidiary of Tecogen. The Merger Agreement sets forth the terms and conditions of ADGE's proposed acquisition by Tecogen.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each of ADGE's shares of common stock, $.001 par value per share, issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $.092 shares of common stock, $.001 par value per share, of Tecogen (the “Exchange Ratio”). The number of shares of Tecogen common stock may be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reclassification, combination, exchange of shares or other similar event with respect to the number of ADGE's or Tecogen’s shares outstanding after the date of the Merger Agreement and prior to the effective time of the Merger. Options to acquire ADGE's shares of common stock and restricted stock awards with respect to ADGE's shares of common stock granted before the effective time of the Merger will remain in effect until they expire or are terminated and shall be exercisable for or relate to a number of shares of common stock of Tecogen equal to the Exchange Ratio, as adjusted.
The Merger Agreement contains customary representations and warranties of Tecogen and ADGE relating to the respective business and public filings of Tecogen and ADGE. In addition, the Merger Agreement provides for customary pre-closing covenants of ADGE and Tecogen, including covenants relating to conducting the respective businesses of ADGE and Tecogen in all material respects in the ordinary course of business in accordance with past practice and to use commercially reasonable efforts to maintain in all material respects ADGE’s and Tecogen’s assets and properties in their current condition.
Prior to the adoption of the Merger Agreement by ADGE's stockholders and the stockholders of Tecogen, the Merger Agreement and Merger may be abandoned by either ADGE or Tecogen pursuant to a resolution of the respective board of

AMERICAN DG ENERGY INC.

directors of such companies to withdraw or fail to make when required under the Merger Agreement or fail to include in the joint proxy statement/prospectus for the Merger, a recommendation that the stockholders of such company adopt the Merger Agreement. Also, ADGE may terminate the Merger Agreement in the event ADGE board approves, recommends or declares advisable, or proposes publicly to approve, recommend or declare advisable a competing proposal or offer by a third party to purchase 20% or more of the assets or outstanding capital stock, other equity securities, or voting power, of ADGE, or any merger, business combination, consolidation, share exchange, recapitalization or similar transaction as a result of which the holders of ADGE's common stock immediately prior to the transaction do not own at least 80% of the outstanding voting power of the surviving or resulting entity in such transaction after the consummation of the transaction (“competing proposal”). The foregoing is subject to compliance with written notice of termination and the furnishing of the reasons for such termination. In the event of a termination, there shall be no liability on the part of the terminating party to the other party or parties except in the case of fraud, gross negligence, or willful misconduct.
The Merger Agreement does not provide for the payment by ADGE of a breakup or termination fee in the event of such a termination.
Also, the Merger Agreement contains a “go shop” provision, pursuant to which, following the date of the Merger Agreement and prior to the adoption of the Merger Agreement by ADGE's and Tecogen’s stockholders, ADGE and ADGE's officers, directors, employees, financial and other advisors may initiate or solicit a competing proposal.
Further, the Merger Agreement provides that at any time before the closing of the Merger, either ADGE's or Tecogen's board of directors may terminate the Merger Agreement if such board (or a committee of such board) has determined in good faith, after consultation with its financial advisors and legal counsel ("advisors"), that there is a reasonable probability the failure to take such action would cause the board of ADGE or Tecogen, as the case may be, to violate its fiduciary duties to its stockholders under applicable law. The Merger Agreement requires the terminating company to provide ten days’ prior written notice; the terminating company (or its representative) is required to negotiate in good faith with the other party during the five day business day period after giving such notice to the extent such other party wishes to negotiate and, in the case of a termination by ADGE’s board, and to the extent Tecogen wishes to negotiate, to enable Tecogen to propose in writing a binding offer to effect revisions to the terms of the Merger Agreement that would obviate the need for a termination by ADGE, and, in the case of a termination by the board of Tecogen, to enable both companies to agree to revisions to the terms of the Merger Agreement that would obviate the need for a termination by Tecogen At the end of the notice period, the terminating company’s board (or committee), is required to have considered in good faith any such binding offer, and to have determined in good faith, after consultation with its advisors, that there is a reasonable probability the failure to effect the termination would cause such board to violate its fiduciary duties to its stockholders under applicable law. In the event of such a termination by either party there shall be no liability on the part of the terminating party to the other party or parties except in the case of fraud, gross negligence, or willful misconduct.
Consummation of the Merger is subject to a number of customary conditions including, among others, conditions relating to the approval of the Merger by the requisite vote of ADGE's stockholders and the stockholders of Tecogen; the receipt of all required regulatory approvals; and the effectiveness of a registration statement on Form S-4 of Tecogen related to the Merger.
In connection with the proposed Merger, on December 21, 2016, Tecogen filed a registration statement on Form S-4 with the SEC and, on January 27, 2017, filed an Amendment No. 1 to the Form S-4 registration statement. The Form S-4 registration statement relates to the registration of the shares of Tecogen to be issued in the Merger and includes a joint proxy statement/prospectus pursuant to which ADGE and Tecogen will solicit the votes of stockholders related to the adoption of the Merger Agreement by the respective stockholders of ADGE and Tecogen at separate special meetings of such stockholders.  ADGE and Tecogen expect to make the joint proxy statement/prospectus available to their respective stockholders and to file other documents regarding the proposed Merger with the SEC, including one or more further amendments to the Form S-4 registration statement.  This is not intended to be, and is not, a substitute for such filings or for any other document that ADGE or Tecogen may file with the SEC in connection with the proposed Merger.  Stockholders of ADGE are urged to read all relevant documents filed with the SEC, including the effective registration statement and the joint proxy statement/prospectus contained therein carefully when they become available, because they will contain important information about Tecogen, ADGE, and the proposed Merger.  Investors and security holders will be able to obtain copies of the definitive joint proxy statement/prospectus as well as other filings containing information about Tecogen, ADGE, and the Merger once they become available, without charge, at the SEC's website at http://www.sec.gov.  Copies of documents filed with the SEC by Tecogen will be made available free of charge on Tecogen’s investor relations website at http://ir.tecogen.com/all-sec-filings. Copies of documents filed with the SEC by ADGE will be made available free of charge on our financial reporting website at http://investors.americandg.com/sec. The information on ADGE's web site or Tecogen’s web site is not incorporated by reference into this annual report on Form 10-K.

AMERICAN DG ENERGY INC.

Litigation Related to the Proposed Merger

Massachusetts Superior Court Action
On or about February 6, 2017, ADGE, John Hatsopoulos, George N. Hatsopoulos, Charles T. Maxwell, Deanna M. Petersen, Christine Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen, and ADGE Acquisition Corp., were served with a Verified Complaint by William C. May, individually and on behalf of the other shareholders of ADGE as a class. The complaint alleges the proposed Merger is subject to certain conflicts of interest; that ADGE board failed to protect ADGE's shareholders by failing to conduct an auction or market check; that the Exchange Ratio undervalues ADGE's outstanding shares; that ADGE's directors breached their fiduciary duties in approving the Merger proposal; that the registration statement on Form S-4 contained material omissions; that Tecogen aided and abetted breaches of fiduciary duties by the board of ADGE; and other claims. The plaintiff is seeking preliminary and permanent injunctions related to the Merger, rescissory damages, compensatory damages, accounting, and other relief.
United States District Court Action

On or about February 15, 2017, a lawsuit was filed in the United States District Court for the District of Massachusetts by Lee Vardakas, (“Vardakas”) individually and on behalf of other stockholders of ADGE, naming ADGE, John N. Hatsopoulos, George N. Hatsopoulos, Benjamin Locke, Charles T. Maxwell, Deanne M. Petersen, Christine M. Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen Inc., Tecogen.ADGE Acquisition Corp., and Cassel Salpeter and Co., LLC as defendants. In the complaint related to the matter, Vardakas claims: that the defendants violated Section 14(a)(1) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Rule 14a-9 thereunder, in that the Form S-4 registration statement as amended filed by Tecogen contained certain material misstatements or omissions related to the valuation analysis in support of the fairness opinion, certain financial projections, and information related to certain conflicts of interest; that the directors and officers of ADGE have control person liability for the alleged material misstatements and omissions pursuant to Section 20(a) of the Exchange Act; that the directors breached their fiduciary duties to ADGE’s stockholders related to the merger transactions, including that they failed to take steps to obtain the highest possible consideration for ADGE stockholders in the transaction; that Mr. John Hatsopoulos and Mr. George Hatsopoulos, acting in concert and as a group, as controlling stockholders of ADGE, violated their fiduciary duties to the stockholders of ADGE; and that Mr. George Hatsopoulos, Tecogen.ADGE Acquisition Corp., and Cassel Salpeter aided and abetted breaches of fiduciary duties by the directors and officers of ADGE. Vardakas is seeking a preliminary injunction, damages, costs and disbursements, including reasonable attorneys’ fees, and such other relief as the court deems just and proper. As of the date of this report, the defendants named in this action have not been served with the complaint in the matter.

Company Overview
We distribute, own and operate clean, on-site energy systems that produce electricity, hot water, heat, and cooling. Our business model is to own the equipment that we install at customers' facilities and to sell the energy produced by these systems to customers on a long-term contractual basis. We call this business the “On-Site Utility.”
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

AMERICAN DG ENERGY INC.

Our website address included in this Annual Report on Form 10-K, or this Annual Report, is a textual reference only, and the information in the website is not incorporated by reference into this Annual Report.
We believe that our primary opportunity for DG energy and equipment sales is where commercial electricity rates exceed $0.12 per kW hour, or kWh, which is predominantly in the Northeast and California. Attractive DG economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies, and other light industrial facilities.
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
We purchase energy equipment from various suppliers. The primary type of equipment we use in our energy systems is a natural gas-powered, reciprocating engine supplied by Tecogen. We believe that our supply arrangements with Tecogen have been negotiated on an arm's length basis, and we also believe there are enough alternative vendors of CHP equipment to satisfy the Company's needs of the supply arrangement if Tecogen were to terminate for any reason. See Financial Statements, Note 10 "Related Parties" for additional information. A CHP system simultaneously produces two types of energy - heat and electricity - from a single fuel source, generally natural gas. The two key components of a CHP system are an internal combustion reciprocating engine and an electric generator. The clean natural gas fired engine spins a generator to produce electricity. The natural byproduct of the working engine is heat. The heat is captured and used to supply space heating, domestic hot water heating, laundry hot water, or heating for swimming pools and spas.
As power sources that use alternative energy technologies mature to the point when they are both reliable and economical, we will consider employing them to supply energy for our customers. We regularly assess the technical, economic, reliability, and emissions issues associated with systems that use solar, micro-turbine, or fuel cell technologies to generate power.
Background and Market
We believe the delivery of energy services to commercial and residential customers in the United States has evolved over many decades into an inefficient and increasingly unreliable structure. Power for lighting, air conditioning, refrigeration, communications, and computing demands comes almost exclusively from centralized power plants serving users through a complex grid of transmission and distribution lines and substations. Even with continuous improvements in central station generation and transmission technologies, we believe today's power industry is inefficient compared to DG. Coal accounts for more than half of all electric power generation, so, consequently, we believe these inefficiencies are a major contributor to rising atmospheric CO2 emissions. As countermeasures are sought to limit global warming, it is expected that environmental pressures against coal will favor the deployment of alternative energy technologies.
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
Our Business Strategy
We are a DG on-site energy company that generates revenue by selling energy in the form of electricity, heat, hot water, and air conditioning under long-term contracts with commercial, institutional and light industrial customers with a typical term of 10 to 15 years. We install our systems at no cost to our customers and retain ownership of the installed systems, although in some cases we also offer turnkey installations where customers may directly purchase our cogeneration systems. Our systems operate more efficiently than the utility grid, and we are able to sell the energy produced by these systems to our customers at prices below their existing cost of electricity (or air conditioning), heat, and hot water. Our cogeneration systems consist of natural gas-powered internal combustion engines that drive an electrical generator to produce

AMERICAN DG ENERGY INC.

electricity and that capture the engine heat to produce space heating and hot water. Our energy systems also can be configured to drive a compressor that produces air conditioning and that also captures the engine heat. As of December 31, 2016, we had 92 energy systems operational.
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

AMERICAN DG ENERGY INC.

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
Energy Producing Products
Typically we offer our customers cogeneration units sized to produce 75 kW to 100 kW of electricity, water chillers sized to produce 200 to 400 tons of cooling and ultra-high-efficiency heating products, such as high efficiency water heaters.
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
Service and Installation

Where appropriate, we utilize local vendors to install the equipment we deploy. We require long-term maintenance contracts and ongoing parts sales. Our centralized remote monitoring capability allows us to manage our equipment in the field. Our installations are performed by local contractors with experience in energy cogeneration systems.

Other Funding and Revenue Opportunities

Due to the availability of our energy systems, we are able to participate in the demand response market and, where permitted by customer contracts, receive payments. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. We have also received grants and incentives from state organizations and natural gas companies for our installed energy systems.

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

In 2015, as part of the initiative described below, we eliminated our in-house sales staff to focus on effectively investing capital in improvements aimed at increasing productivity of our existing portfolio. Accordingly, currently, we are not actively soliciting new customers for our On-Site Utility services or Turnkey solutions through sales or marketing staff although we may receive customer referrals from our equipment suppliers, including Tecogen and Ilios.

Competition

We compete with established utilities that provide electricity, wholesale electricity and gas utility distributors, companies that provide services similar to ours, and other forms of alternative energy. We believe DG is gaining acceptance in regions where energy customers are dissatisfied with the cost and reliability of traditional electricity service. These end-users, together with growing support from state legislatures and regulators, are creating a favorable climate for the growth of DG that is overcoming the objections of established utility providers. In our target markets, we compete with large utility companies such as Con Edison, Inc. and Long Island Power Authority in New York, Public Service Electric and Gas Company in New Jersey, and Eversource and National Grid USA Service Company, Inc. in Massachusetts. These companies

AMERICAN DG ENERGY INC.

are much larger than us in terms of revenues, assets, marketing and other resources, but we target the same markets and customers. We compete with large utility companies by marketing our electricity services to the same potential commercial building customers. We compete on the basis of the cost, service, price, and favorable environmental benefits of generating energy with our installed systems. We also compete with other on-site utility companies, such as Aegis Energy Services Inc. and All Systems Cogeneration Inc.

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

There are a number of energy service companies that offer services related to DG systems. These companies include Siemens AG, Honeywell International Inc. and Johnson Controls Inc. In general, these companies seek large, diverse projects for electricity demand reduction (e.g.,campuses) that include building lighting and controls, and electricity (on rare occasions) or cooling. Because of their overhead structures, these companies often solicit large projects rather than individual properties. Since we focus on smaller projects for energy supply, we believe we are suited to work in tandem with these companies when the opportunity arises.

There are local emerging cogeneration developers and contractors that are attempting to offer services similar to ours. To be successful, they would need to have the proper experience in equipment and technology, installation contracting, equipment maintenance and operation, economic site evaluation, project financing, and energy sales in addition to the capability of covering a broad region.
Relationship with Tecogen
Subsequent to year-end, on January 13, 2017, the Company sold certain items of equipment and a substantial portion of its parts inventory to Tecogen, which is a major supplier to the Company, at Tecogen's cost, which is generally manufactured or wholesale cost rather than a retail cost. The sale was prompted out of a need for funds to retire existing long-term indebtedness of the Company. As a result, the Company has classified these items as held for sale at December 31, 2016 at fair value (see Note 11 "Fair Value Measurements"). The Company's carrying value in respect of the items sold exceeded their fair value by approximately $744,000, which has been recognized in the accompanying consolidated statement of operations for the year ended December 31, 2016.

As discussed above, on November 1, 2016, we entered into the Merger Agreement pursuant to which Tecogen has agreed to acquire all of the outstanding shares of ADGE in a stock-for-stock merger. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of ADGE common stock will be exchanged for 0.092 shares of Tecogen common stock, valuing ADGE at an approximately 27% premium to the Company's closing share price on that day. Consummation of the Merger is subject to certain conditions including, among others, customary conditions relating to the approval of the Merger by the requisite vote of ADGE's stockholders and the stockholders of Tecogen; the receipt of all required regulatory approvals; the effectiveness of Tecogen’s registration statement on Form S-4 as amended, related to the Merger; and certain other customary closing conditions. Although there can be no assurance, and subject to the foregoing conditions, the Merger is expected to close in the first half of fiscal 2017. See Item 3 “Legal Proceedings” for a description of certain litigation arising from the proposed Merger transaction.

On August 7, 2015, the Company entered into a Facilities, Support Services and Business Agreement with Tecogen, or the Facilities Agreement. The Facilities Agreement replaced and amended version of the Facilities and Support Service Agreement, dated as of January 1, 2006 with Tecogen. The Facilities Agreement provides that, in exchange for agreed upon fees, Tecogen will provide the Company with, among other things; (1) certain office space; (2) certain business support services; (3) certain rights to purchase cogeneration products directly from Tecogen at a discounted price; (4) certain rights to purchase Tecogen services at a discounted price; (5) certain rights that allow the Company to purchase Tecogen products from Tecogen’s sales representatives; and (6) the right to certain royalty fees. Absent required notice, the Facilities Agreement will automatically renew for one-month periods. Under this agreement the Company leases approximately 2,400 square feet of office space from Tecogen. Under the terms of the Facilities Agreement the Company pays Tecogen a monthly fee of $4,479.

AMERICAN DG ENERGY INC.

In October 2009, the Company entered into a five-year exclusive distribution agreement with Ilios Inc., or Ilios, a former subsidiary of Tecogen that subsequently merged with Tecogen, that develops and distributes ultra-high-efficiency heating products, such as a high efficiency water heater, that provides increased efficiency compared to conventional boilers. This distribution agreement was subsequently amended on November 12, 2013, as amended, the Distribution Agreement. The Distribution Agreement automatically renews for successive one year terms unless one party notifies the other in writing that it desires to terminate the agreement. Under the terms of the Distribution Agreement, the Company has exclusive rights to incorporate Ilios's products in the Company's energy systems throughout the European Union and New England. The Company also has non-exclusive rights to distribute Ilios's products into the remaining parts of the United States and the world in cases where the Company retains ownership of the equipment for its On-Site Utility business. The Distribution Agreement allows Ilios to appoint sales representatives in the European Union, other than the Company.

Government Regulation
We are subject to extensive government regulation. We are required to file for local construction permits (electrical, mechanical and the like) and utility interconnects, and we must make various local and state filings related to environmental emissions.

Compliance with Environmental Laws

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

Employees

As of December 31, 2016, the Company employed twelve active full-time employees and three part-time employees. We believe that our relationship with our employees is satisfactory. None of our employees are represented by a collective bargaining agreement. As part of the Initiative, and in order to benefit from reduced payroll costs and expenses, we determined to predominantly eliminate our direct sales department and rely upon referrals related to additional sales of our equipment and services to new customers, including referrals from Tecogen.

Strategic Initiative

Late in 2015, the Company began executing an initiative to more effectively invest its capital, or the Initiative. The Initiative is focused on effectively investing the Company’s capital by increasing the performance of its existing sites. The goal of the Initiative is to make strategic capital improvements aimed at increasing productivity of the existing portfolio while optimizing the Company’s margins and increasing cash flow. The Company expects that the Initiative will provide a strong foundation of high performing assets to be used to fund future growth.

The Initiative comprises a number of phases and contains multiple layers of evaluation. The first step was analyzing the existing portfolio to determine which sites make feasible options for investment. The Company compared each site’s unique income factors to its current operational performance to determine not only each site’s viability but also its order of priority. The Company evaluated certain indicators, including the size of the existing site, highly profitable utility rate matrices, and unique economic opportunities, including demand management programs or carbon credit rebates. The Company believes that upgrading existing sites is a more effective use of the Company’s capital than building new sites because in general it takes at least four years for a new site to experience a positive return on investment, while improvements to existing sites can boost the return on already profitable sites and result in rapid positive returns on investment for sites that have not yet become profitable.

After identifying viable sites, the Company determined the appropriate improvements to be conducted at such viable sites. This process, managed by the Company’s operations and engineering staff, included evaluating the existing energy installation for points of deficiency and evaluating the site location for opportunities for new points of delivery. These

AMERICAN DG ENERGY INC.

evaluations were driven through the careful analysis of the Company’s vast catalog of historic operational energy data, which grows at a rate of approximately two million new data points per day. By utilizing the catalog, the Company’s staff can make data-driven decisions. Once the improvements have been made and the existing sites have been optimized it is more self-sufficient, driving down ongoing maintenance and equipment related expenses and improving the site’s energy revenue profile.

This final phase in the Initiative is focused on improved customer relations and higher customer satisfaction. The Company is elevating its relationship with its’ customers from a passive utility provider to an active energy partner. This means not only delivering consistent, reliable energy to the customer at our discounted rate, but also promptly resolving any issues and assisting customers with other issues if and when the opportunity arises. The Company believes that by taking this approach it will produce more inside sales leads. Many of the Company’s customers own multiple buildings or are part of organizations that manage many properties that can benefit from On-Site Utility CHP technology, making them prime candidates for inside sales. Low interest rates are currently an additional hurdle to outside sales by making outright customer purchase of equipment easier and potentially more attractive than our On-Site Utility solutions.

In conjunction with the Initiative, the Company is making broader improvements to all of its portfolios, including: (1) upgrading monitoring to 4G to reduce communications-based downtime and allow for instant, real-time monitoring of sites; (2) introducing water treatment to the water that flows through our equipment to improve the lifespan of our equipment and decrease operating costs; and (3) adding and improving equipment focused on generating demand revenue. These smaller steps across the fleet have already and will continue to increase revenues and reduce costs.

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

Restructuring of American DG New York, LLC Joint Venture

On June 5, 2015, American DG New York, LLC, or ADGNY, a joint venture in which the Company holds a 51% membership interest, distributed certain energy systems related to sites it owned and operated to each of its members, the Company and AES-NJ Cogen Co., Inc., or AES, in exchange for (i) with respect to 100,000 shares of the Company's common stock and (ii) with respect to AES, $100,000. Prior to the distribution, ADGNY owned and operated cogeneration units at 21 sites, and each member shared proportionally in the revenue generated by each site. In accordance with the terms of the distribution, all of ADGNY's assets related to eight sites were distributed to the Company, all of ADGNY's assets related to eight sites were distributed to AES, and all of the assets related to the remaining five sites remain held by ADGNY. The assets distributed related to each site, consisted primarily of cogeneration units and long term operating agreements. Prior to the distribution, each member held a certain percentage interest in the assets related to each site; following the distribution, however, each member holds complete direct ownership of the assets such member received in the distribution.

The direct and whole ownership of the assets, received by each party in the distribution, related to the respective sites will allow each party to independently manage and operate such assets. Prior to the distribution, AES operated the assets related to these sites under an operating agreement. Following the distribution, the Company will manage the remaining sites in ADGNY.

This relocation of ownership of these units was done to: (1) increase the overall number of units the Company owns; (2) give the Company the ability to increase the performance of the sites it acquired and the sites remaining in ADGNY; (3) have stronger relationships with the customers that obtain energy from the units acquired; and (4) improve logistics. Eight sites consisting of 13 units were distributed to the Company, while eight sites consisting of nine units were distributed to AES. In addition, these acquired units have great potential for improvement. The Company believes that assuming control of more sites, including the ability to maintain five sites remaining in ADGNY, will give the Company increased flexibility to improve the performance of each site. This in turn has the potential to increase revenue. In the short term, this restructuring resulted in a loss of revenue for the Company because: (1) in the distribution eight sites were distributed to AES that the Company previously majority owned and received considerable revenue from; and (2) the Company has not had sufficient time to offset this revenue loss by substantially improving the performance of the eight sites distributed to it or by substantially improving the performance of the five sites remaining in ADGNY that the Company now maintains.

AMERICAN DG ENERGY INC.

Item 1A. Risk Factors.

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. Investors and prospective investors should consider the following risks and the information contained under the heading ''Cautionary Statement Concerning Forward-Looking Statements'' before deciding whether to invest in our securities.
Risks Related to Our Proposed Merger with Tecogen and Tecogen.ADGE Acquisition Corp.
On November 1, 2016, ADGE entered into a Merger Agreement with Tecogen and Tecogen.ADGE Acquisition Corp. ADGE's and Tecogen’s obligations to effect the Merger are subject to certain conditions, including that the Merger be approved by a vote of ADGE's and Tecogen’s stockholders at separate special meeting of such stockholders. There is no assurance that such conditions will be satisfied or waived or that ADGE's or Tecogen’s stockholders will adopt the Merger Agreement.
ADGE's obligations and the obligations of Tecogen to complete the transaction are subject to satisfaction or waiver of a number of conditions. ADGE's obligations and the obligations of Tecogen are each subject to, among other conditions: (i) approval of the Merger by ADGE's and Tecogen’s stockholders, (ii) approval of the listing on the Nasdaq Capital Market of the shares of Tecogen common stock to be issued in the Merger, upon official notice of issuance, (iii) the effectiveness of Tecogen’s Form S-4 registration statement under the Securities Act of 1933, as amended, (iv) the absence of any applicable law or order that prohibits completion of the transaction, (v) the accuracy of the representations and warranties made in the Merger Agreement by ADGE and Tecogen, subject to certain materiality qualifications, and (vi) the performance in all material respects of the material obligations required to be performed by ADGE and Tecogen at or prior to the Merger effective time.
The satisfaction of the required conditions could delay the completion of the transaction for a significant period of time or prevent it from occurring. Any delay in completing the transaction could cause ADGE or Tecogen not to realize some or all of the benefits that ADGE or Tecogen expect to achieve if the transaction is successfully completed within its expected time frame. Further, there can be no assurance that the conditions to the closing of the transaction will be satisfied or waived or that the transaction will be completed.
The market price of Tecogen common stock after completion of the transaction will continue to fluctuate, and may be affected by factors different from those affecting shares of our common stock currently.
Upon completion of the Merger, holders of ADGE's common stock will become holders of shares of Tecogen common stock. The market price of Tecogen’s common stock may fluctuate significantly following consummation of the transaction and holders of ADGE's common stock could lose the value of their investment in Tecogen common stock. The issuance of shares of Tecogen common stock in the Merger could on its own have the effect of depressing the market price for Tecogen common stock. In addition, many of ADGE's stockholders may decide not to hold the shares of Tecogen common stock they receive as a result of the Merger. Other stockholders of ADGE, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of Tecogen common stock they receive as a result of the Merger. Such sales of Tecogen common stock may take place shortly following the completion of the transaction and could have the effect of depressing the market price for Tecogen common stock.

Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the Tecogen common stock, regardless of Tecogen’s actual operating performance.

The business of Tecogen differs from that of ADGE's in important respects, and, accordingly, the results of operations of Tecogen after the transaction, as well as the market price of Tecogen common stock, may be affected by factors different from those currently affecting the results of ADGE's operations. Following the closing of the transaction, ADGE will be part of a larger company with other lines of business, so decisions affecting ADGE may be made in respect of the larger combined business as a whole rather than ADGE's business individually.

AMERICAN DG ENERGY INC.

ADGE's directors and executive officers have interests in the transaction that may be different from the interests as our stockholders.

ADGE's stockholders should be aware that ADGE's directors and executive officers have certain interests in the transaction that may be different from or in addition to the interests of ADGE's stockholders generally. These interests include the treatment in the transaction of ADGE's stock option and restricted stock awards, and certain other rights held by ADGE's directors and executive officers, and the indemnification of ADGE's directors and executive officers by Tecogen. ADGE's board was aware of these interests and considered them, among other things, in evaluating and approving the Merger Agreement and the transaction and in recommending that ADGE's stockholders adopt the Merger Agreement.

The completion of the Merger is not conditioned on the receipt of an opinion of counsel to the effect that the transaction will qualify for the intended tax treatment, and neither ADGE nor Tecogen intends to request a ruling from the Internal Revenue Service regarding the United States federal income tax consequences of the transaction.
It is intended that, for United States federal income tax purposes, the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code, (the "intended tax treatment"). However, the completion of the transaction is not conditioned on the transaction qualifying for the intended tax treatment or on the receipt of an opinion of counsel to that effect, and whether or not the transaction will qualify for the intended tax treatment depends on facts that will not be known until the transaction is completed. No assurance can be given that the transaction will qualify for the intended tax treatment. In addition, neither ADGE nor Tecogen intends to request a ruling from the Internal Revenue Service regarding the United States federal income tax consequences of the transaction. Accordingly, even if ADGE and Tecogen conclude that the transaction qualifies for the intended tax treatment, no assurance can be given that the Internal Revenue Service will not challenge that conclusion or that a court would not sustain such a challenge.
It will not be known at the time of the special meeting at which ADGE’s stockholders will be asked to vote on the adoption of the Merger Agreement whether the requirements for the transaction to qualify for the intended tax treatment will be met.
Failure to complete the transaction could negatively impact ADGE’s and Tecogen’s stock prices and our and Tecogen’s future business and financial results.
If the transaction is not completed for any reason, including as a result of ADGE's stockholders failing to adopt the Merger Agreement, ADGE's and Tecogen’s ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the transaction, ADGE and Tecogen would be subject to a number of risks, including the following:

•	ADGE and Tecogen may experience negative reactions from the financial markets, including negative impacts on the stock prices and debt instruments of ADGE or Tecogen;

•	ADGE and Tecogen may experience negative reactions from their respective customers and employees;

•	ADGE and Tecogen will be required to pay certain costs relating to the transaction, whether or not the transaction is completed;

•
the Merger Agreement places certain restrictions on the conduct of ADGE's and Tecogen’s businesses prior to completion of the transaction. Such restrictions, the waiver of which is subject to the consent of the other party (not to be unreasonably withheld, conditioned or delayed), may prevent ADGE and Tecogen from making certain acquisitions or taking other specified actions during the pendency of the transaction;

•
matters relating to the transaction (including integration planning) will require substantial commitments of time and resources by ADGE's and Tecogen’s management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to either ADGE or Tecogen as an independent company.

     Further, ADGE and Tecogen could be subject to litigation related to any failure to complete the transaction or related to any proceeding commenced against ADGE or Tecogen to enforce performance of their respective obligations under the Merger Agreement. If the transaction is not completed, these risks may materialize and may adversely affect ADGE's and Tecogen’s businesses, financial condition, financial results and stock prices.

AMERICAN DG ENERGY INC.

Although Tecogen expects that the transaction will result in synergies and other benefits to Tecogen, Tecogen may not realize those benefits because of difficulties related to integration, the realization of synergies, and other challenges.

ADGE and Tecogen have operated and, until completion of the transaction, will continue to operate, independently, and there can be no assurances that the respective businesses can be combined in a manner that allows for the achievement of substantial benefits. It is possible that there could be loss of ADGE's or Tecogen’s key employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining ADGE's and Tecogen’s operations in order to realize the anticipated benefits of the transaction so the combined company performs as the parties hope:

•	combining the companies’ corporate functions;

•
combining ADGE's and Tecogen’s businesses in a manner that permits Tecogen to achieve the synergies anticipated to result from the transaction, the failure of which would result in the anticipated benefits of the transaction not being realized in the time frame currently anticipated or at all;

•	maintaining existing agreements with customers, distributors, and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, and vendors;

•	determining whether and how to address possible differences in corporate cultures and management philosophies;

•	integrating fully the companies’ administrative and technology infrastructures; and

•	effecting potential actions that may be required in connection with obtaining regulatory approvals.

     In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the transaction and integration planning of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.

After the transaction, ADGE's stockholders will have a significantly lower ownership and voting interest in Tecogen than they currently have in ADGE and will exercise less influence over management.

Based on the number of shares of ADGE's common stock outstanding as of March 17, 2017, and the number of shares of Tecogen common stock outstanding as of March 17, 2016, it is expected that, immediately after completion of the transaction, ADGE's former stockholders will own approximately 19% of the outstanding shares of Tecogen common stock. Consequently, ADGE's stockholders will have less influence over the management and policies of Tecogen than they currently have over ADGE's management and policies.

The transaction may not be accretive, and may be dilutive, to Tecogen’s earnings per share, which may negatively affect the market price of Tecogen’s common stock.

Tecogen currently expects the transaction to be accretive to its adjusted earnings per share within 12 months after the completion of the transaction. This expectation, however, is based on preliminary estimates that may materially change. In addition, Tecogen could fail to realize all the benefits anticipated in the transaction or experience delays or inefficiencies in realizing such benefits. Such factors could, combined with the issuance of shares of Tecogen common stock in the Merger, result in the transaction being dilutive to Tecogen’s earnings per share, which could negatively affect the market price of shares of Tecogen’s common stock.

Risks Related to Our Operations

We have incurred losses, and these losses may continue.

We have incurred losses in each of our fiscal years since inception. There is no assurance that profitability will be achieved in the near term, if at all in the future.

AMERICAN DG ENERGY INC.

We are dependent on a large customer. The loss of this customer could have an adverse effect on the Company's financial results.

During the years ended December 31, 2016 and 2015, one of our customers accounted for approximately 18.3% and 18.0% of revenue, respectively. Accounts receivable from this customer at December 31, 2016 and 2015 were 20.6% and 27.0%, respectively, of the total accounts receivable balance at each such year end. Although subject to a long-term contracts expiring through 2029, the loss of this customer could have a material adverse effect on our financial condition and results of operations.

We operate in highly competitive markets and may be unable to successfully compete against competitors having significantly greater resources and experience.

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

We enter into contracts with large commercial and not-for-profit customers under which we assume responsibility for meeting a portion of the customers' building energy demand and equipment installation. We may be exposed to substantial liability claims if we fail to fulfill our obligations to customers. There can be no assurance that we will not be vulnerable to claims by customers and by third parties that are beyond any contractual protections that we are able to negotiate. We may be unable to obtain liability and other insurance on terms and at prices that are commercially acceptable to us. As a result, liability claims could cause us significant financial harm.

AMERICAN DG ENERGY INC.

Expiring customer contracts may lead to decreases in revenue and increases in expenses.

One of our customer contracts has an expiration date in 2017 and three in 2018 which, if not extended, may lead to decreases in revenue. This decrease in revenue will be due to less energy billing. Expiring customer contracts can also lead to an increase in expenses because we will have to remove the equipment at the customer location. We will remove the equipment at our own expense and are obligated to do so at the end of the customer contract.

Each year, a portion of our customers contracts expire and need to be renewed or replaced. We may not be able to renew or extend contracts with existing customers or obtain replacement contracts at attractive rates or for the same term as the expiring contracts.

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

We expect to require additional financings to implement our overall business plan. Equity financings will dilute the percentage ownership of our existing stockholders. Our ability to raise an adequate amount of capital and the terms of any capital that we are able to raise will be dependent upon our progress in implementing demonstration projects and related marketing service development activities. If we do not make adequate progress, we may be unable to raise adequate funds, which will limit our ability to expand our business. If the terms of any equity financings are unfavorable, the dilutive impact on our stockholders might be severe.

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

We operate 92 systems at various locations which require considerable monitoring and maintenance on a twenty-four hour basis. Managing multiple sites simultaneously creates challenges of engineering resource and spare part availability.
Our business may be impacted adversely by political events, war, terrorism, public health issues, natural disasters and other circumstances that are not within our control.
War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, and manufacturing vendors. Our business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers, or to receive products from our manufacturers and suppliers, and create delays and inefficiencies in our supply chain. If major public health issues, including pandemics, arise, we could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and suppliers. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

Increased IT security threats and sophisticated computer crime pose a risk to our systems, networks, products and services.

We rely on information technology ("IT") systems and networks in connection with our business activities, and we collect and store sensitive data. IT security threats and sophisticated computer crime, including advanced persistent threats such as attempts to gain unauthorized access to our systems, are increasing in sophistication and frequency. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. As we grow, we may experience attempts from hackers and other third parties to gain unauthorized access to our IT systems and networks. Any such attacks could have a material adverse effect on our financial condition, results of operations or liquidity. While we actively manage IT risks within our control, we can provide no assurance that our actions will be successful in eliminating or mitigating risks to our systems, networks and data. A failure of or breach in IT security could expose us and our customers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures.

AMERICAN DG ENERGY INC.

Risks Related to Our Company

Investor confidence in the price of our stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002. As of the end of the period covered by this report, our principal executive officers and principal financial and accounting officer have concluded there is a material weakness in our disclosure controls and procedures and our internal control over financial reporting, which could harm our operating results or cause us to fail to meet our reporting obligations.

As an SEC registrant, we are subject to the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our annual report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting (“management’s report”). If we fail to achieve and maintain the adequacy of our internal control over financial reporting, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal control over financial reporting, particularly that relating to revenue recognition, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss in investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our common stock. Investor confidence and the price of our common stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002. As of the end of the period covered by this Annual Report, our principal executive officers and principal financial and accounting officer have performed an evaluation of controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by our company in reports that we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported as and when required. Management conducted an evaluation of our internal control over financial reporting and based on this evaluation and concluded that the Company's internal control over financial reporting was not effective as of the end of the period covered by this report. Currently, we have material weaknesses in financial reporting relating to the lack of a sufficient number of controls over manual processes of revenue recognition. This constitutes a material weakness in financial reporting. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and might require us to incur additional costs to improve our internal control system.

In order to comply with public reporting requirements, we must continue to strengthen our financial systems and controls, and failure to do so could adversely affect our ability to provide timely and accurate financial statements.

Refinement of our internal controls and procedures will be required as we manage future growth successfully and operate effectively as a public company. Such refinement of our internal controls, as well as compliance with the Sarbanes-Oxley Act of 2002 and related requirements, will be costly and will place a significant burden on management.  We cannot assure you that measures already taken, or any future measures, will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area. Any failure to improve our internal controls or other problems with our financial systems or internal controls could result in delays or inaccuracies in reporting financial information, or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

Our directors and named executive officers beneficially own approximately 9.9% of our common stock.
As of March 16, 2017, our directors and executive officers beneficially own approximately 9.9% of our shares of common stock, including shares issuable upon exercise of options, warrants and restricted stock grants, or approximately 5,050,913 shares. These stockholders, if they acted together, could exert influence on matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions, consolidation and sale of substantially all of our assets or other change of control transaction. This concentration of ownership may discourage or prevent someone from acquiring our business.

Current shareholdings may be diluted if we make future equity issuances or if outstanding warrants or options are exercised for shares of our common stock.

“Dilution” refers to the reduction in the voting effect and proportionate ownership interest of a given number of shares of common stock as the total number of shares increases. Our issuance of additional stock, convertible preferred stock and convertible debt may result in dilution to the interests of shareholders and may also result in the reduction of your stock

AMERICAN DG ENERGY INC.

price. The sale of a substantial number of shares into the market, or even the perception that sales could occur, could depress the price of the common stock. Also, the exercise of warrants and options may result in additional dilution.

As of December 31, 2016, an aggregate of 5,559,270 shares of common stock are issuable upon exercise of outstanding warrants and options. The holders of outstanding warrants (and other convertible securities or derivatives, if any are subsequently issued) have the opportunity to profit from a rise in the market price of our common stock, if any, without assuming the risk of ownership, with a resulting dilution in the interests of other shareholders. We may find it more difficult to raise additional equity capital if it should be needed for our business while the options, warrants and convertible securities are outstanding. At any time at which the holders of the options, warrants or convertible securities might be expected to exercise or convert them, we would probably be able to obtain additional capital on terms more favorable than that provided by those securities.

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

Failure to comply with the listing requirements of the NYSE MKT could lead to the commencement of delisting proceedings in accordance the NYSE MKT’s Company Guide. Delisting could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions.

The Company’s common stock is listed on the NYSE MKT, a national securities exchange. To maintain such listing, the Company is required to meet the continued listing requirements of the NYSE MKT as set forth in its Company Guide.  If the Company is unable to maintain the listing of its stock on the NYSE MKT or another exchange for failure to comply with the continued listing requirements, including timely filing of Exchange Act reports and compliance with the NYSE MKT’s corporate governance requirements, the Company and its security holders could face significant material adverse consequences including a limited availability of market quotations for its stock and a decreased ability to issue additional securities or obtain additional financing in the future.

Certain provisions of our charter and bylaws may discourage mergers and other transactions.
Certain provisions of our certificate of incorporation and bylaws may make it more difficult for someone to acquire control of us. These provisions may make it more difficult for stockholders to take certain corporate actions and could delay or prevent someone from acquiring our business. These provisions could limit the price that certain investors might be willing to pay for shares of our common stock. The ability to issue “blank check” preferred stock is a traditional anti-takeover measure. This provision may be beneficial to our management and the board of directors in a hostile tender offer, and may have an adverse impact on stockholders who may want to participate in such tender offer, or who may want to replace some or all of the members of the board of directors.

Our board of directors may issue additional shares of preferred stock without stockholder approval.
Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock. Accordingly, our board of directors may, without shareholder approval, issue one or more new series of preferred stock with rights which could adversely affect the voting power or other rights of the holders of outstanding shares of common stock. In addition, the issuance of shares of preferred stock may have the effect of rendering more difficult or discouraging, an acquisition or change of control of us. Although we do not have any current plans to issue any shares of preferred stock, we may do so in the future.

AMERICAN DG ENERGY INC.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.
Our headquarters are located in Waltham, Massachusetts and consist of 2,389 square feet of office and storage space that are shared with EuroSite and are sub-leased from Tecogen. We believe that our facilities are appropriate and adequate for our current needs.

Item 3.    Legal Proceedings.

We are not currently a party to any litigation that will have a material effect on our business or financial statements, and we are not aware of any pending or threatened litigation against us from our operations that could have a material effect on our business or financial statements. However, we are a party to a claim in the Superior Court of the Commonwealth of Massachusetts and a separate and distinct claim in the United States District Court for the District of Massachusetts, described below, related to the Merger.

Litigation Related to the Proposed Merger
Massachusetts Superior Court Action
On or about February 6, 2017, ADGE, John Hatsopoulos, George N. Hatsopoulos, Charles T. Maxwell, Deanna M. Petersen, Christine Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen, and ADGE.Acquisition Corp., were served with a Verified Complaint by William C. May, individually and on behalf of the other shareholders of ADGE as a class. The action was commenced in the Business Litigation Session of the Superior Court of the Commonwealth of Massachusetts, Civil Action No. 17-0390. The complaint alleges the proposed Merger is subject to certain conflicts of interest; that ADGE's board failed to protect our stockholders by failing to conduct an auction or market check; that the Exchange Ratio undervalues ADGE's outstanding shares; that ADGE's directors breached their fiduciary duties in approving the Merger proposal; that Tecogen’s registration statement on Form S-4 contained material omissions; that Tecogen aided and abetted ADGE's board’s breaches of its fiduciary duties; and other claims. The plaintiff is seeking preliminary and permanent injunctions related to the Merger, rescissory damages, compensatory damages, accounting, and other relief.

AMERICAN DG ENERGY INC.

United States District Court Action

On or about February 15, 2017, a lawsuit was filed in the United States District Court for the District of Massachusetts by Lee Vardakas (“Vardakas”), individually and on behalf of other stockholders of ADGE, naming ADGE, John N. Hatsopoulos, George N. Hatsopoulos, Benjamin Locke, Charles T. Maxwell, Deanne M. Petersen, Christine M. Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen Inc., Tecogen.ADGE Acquisition Corp., and Cassel Salpeter and Co., LLC, as defendants. In the complaint related to the matter, Vardakas claims: that the defendants violated Section 14(a)(1) of the Exchange Act, and Rule 14a-9 thereunder, in that the Form S-4 registration statement as amended filed by Tecogen contained certain material misstatements or omissions related to the valuation analysis in support of the fairness opinion, certain financial projections, and information related to certain conflicts of interest; that the directors and officers of ADGE have control person liability for the alleged material misstatements and omissions pursuant to Section 20(a) of the Exchange Act; that the directors breached their fiduciary duties to ADGE’s stockholders related to the merger transactions, including that they failed to take steps to obtain the highest possible consideration for ADGE stockholders in the transaction; that Mr. John Hatsopoulos and Mr. George Hatsopoulos, acting in concert and as a group, as controlling stockholders of ADGE, violated their fiduciary duties to the stockholders of ADGE; and that Mr. George Hatsopoulos, Tecogen, ADGE Acquisition Corp., and Cassel Salpeter aided and abetted breaches of fiduciary duties by the directors and officers of ADGE. Vardakas is seeking a preliminary injunction, damages, costs and disbursements, including reasonable attorneys’ fees, and such other relief as the court deems just and proper. As of the date of this report, the persons named as defendants in this action have not been served with the complaint in the matter.
At this time the Company believes these cases are not material to its financial statements.

Item 4.    Mine Safety Disclosures.

Not applicable.

AMERICAN DG ENERGY INC.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded on the NYSE MKT under the symbol ADGE. The following table sets forth the high and low sale prices of the Company’s common stock for 2016 and 2015, as reported by the exchange.

	2016		2015
Quarter	High	Low	High	Low

First Quarter	$0.43	$0.26	$0.66	$0.34
Second Quarter	0.65	0.22	0.90	0.28
Third Quarter	0.44	0.22	0.48	0.26
Fourth Quarter	0.34	0.22	0.59	0.29

Recent Purchases of the Company’s Equity Securities

We did not repurchase any shares of our common stock during the three months ended December 31, 2016.

Holders of Record

As of March 21, 2017, there were approximately 100 record holders of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans. Also, under the terms of our Merger Agreement with Tecogen and Tecogen.ADGE Acquisition Corp., we have agreed that between November 1, 2016, and the merger effective time or the date the Merger Agreement is terminated, we may not make, declare or set aside any dividend or other distribution to our stockholders.

Equity Compensation Plans

The following table provides information as of December 31, 2016, regarding common stock that may be issued under the Company’s equity compensation plans. Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the Company’s stockholders (which date back to before the Company became a reporting Company under the Exchange Act).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	2,617,000	$0.98	2,875,000

Equity compensation plans not approved by security holders	—	$—	—

Total	2,617,000	$0.98	2,875,000

AMERICAN DG ENERGY INC.

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered securities during the three months ended December 31, 2016.

Item 6.    Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report,, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Item 1A. Risk Factors” in this Annual Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

The Company

We were incorporated in the State of Delaware on July 24, 2001. Our principal executive offices are located in Waltham, Massachusetts. We install, own, operate and maintain complete distributed generation of electricity systems, or DG systems or energy systems, and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. As of December 31, 2016, we had 92 operational energy systems, representing an aggregate of approximately 5,445 kilowatts, or kW, 41.6 million British thermal units, or MMBtu's, of heat and hot water and 4,500 tons of cooling. kW is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated.

Strategic Initiative

Late in 2015, the Company began executing an initiative to more effectively invest its capital, or the Initiative. The Initiative is focused on effectively investing the Company’s capital by increasing the performance of its existing sites. The goal of the Initiative is to make strategic capital improvements aimed at increasing productivity of the existing portfolio while optimizing the Company’s margins and increasing cash flow. The Company expects that the Initiative will provide a strong foundation of high performing assets to be used to fund future growth.

The Initiative comprises a number of phases and contains multiple layers of evaluation. The first step was analyzing the existing portfolio to determine which sites make feasible options for investment. The Company compared each site’s unique income factors to its current operational performance to determine not only each site’s viability but also its order of priority. The Company evaluated certain indicators, including the size of the existing site, highly profitable utility rate matrices, and unique economic opportunities, including demand management programs or carbon credit rebates. The Company believes that upgrading existing sites is a more effective use of the Company’s capital than building new sites because in general it takes at least four years for a new site to experience a positive return on investment, while improvements to existing sites can boost the return on already profitable sites and result in rapid positive returns on investment for sites that have not yet become profitable.

After identifying viable sites, the Company determined the appropriate improvements to be conducted at such viable sites. This process, managed by the Company’s operations and engineering staff, included evaluating the existing energy installation for points of deficiency and evaluating the site location for opportunities for new points of delivery. These evaluations were driven through the careful analysis of the Company’s vast catalog of historic operational energy data, which grows at a rate of approximately two million new data points per day. By utilizing the catalog, the Company’s staff can make data-driven decisions. Once the improvements have been made and the existing sites have been optimized it is more self-sufficient, driving down ongoing maintenance and equipment related expenses and improving the site’s energy revenue profile.

AMERICAN DG ENERGY INC.

This final phase in the Initiative is focused on improved customer relations and higher customer satisfaction. The Company is elevating its relationship with its’ customers from a passive utility provider to an active energy partner. This means not only delivering consistent, reliable energy to the customer at our discounted rate, but also promptly resolving any issues and assisting customers with other issues if and when the opportunity arises. The Company believes that by taking this approach it will produce more inside sales leads. Many of the Company’s customers own multiple buildings or are part of organizations that manage many properties that can benefit from On-Site Utility CHP technology, making them prime candidates for inside sales. Low interest rates are currently an additional hurdle to outside sales by making outright customer purchase of equipment easier and potentially more attractive than our On-Site Utility solutions.

In conjunction with the Initiative, the Company is making broader improvements to all of its portfolios, including: (1) upgrading monitoring to 4G to reduce communications-based downtime and allow for instant, real-time monitoring of sites; (2) introducing water treatment to the water that flows through our equipment to improve the lifespan of our equipment and decrease operating costs; and (3) adding and improving equipment focused on generating demand revenue. These smaller steps across the fleet have already and will continue to increase revenues and reduce costs.

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

Disposition of Interest in Eurosite Power
In July 2010, we established EuroSite Power Inc., or EuroSite, as a subsidiary to introduce our On-Site Utility solution into the European market. As of December 31, 2015, we owned an approximately 48% interest in EuroSite and, as required under U.S. Generally Accepted Accounting Principles, or GAAP, consolidated the financial statements of EuroSite into our consolidated financial statements and did so through the quarter ended June 30, 2016. Since inception, the Company provided United States’ accounting, finance, and legal assistance to EuroSite from its office in Waltham, Massachusetts. During the second and third quarters of 2016, we entered into the following transactions that had the effect of reducing our ownership interest in EuroSite to slightly above 2%:

•
On May 4, 2016, we entered into an agreement with John Hatsopoulos, our co-Chief Executive Officer, a director and principal stockholder, and another investor to exchange an aggregate of $9.3 million in principal and prepaid interest under outstanding 2014 Senior Unsecured Debentures (“Senior Unsecured Debentures”) held by them for an aggregate of approximately 14.72 million shares of EuroSite owned by us.

•
On June 28, 2016, our ownership interest in EuroSite was reduced to 20.5% as a result of the conversion of substantially all of the outstanding convertible debentures of Eurosite that had been guaranteed by the Company into shares of common stock of EuroSite. Following such conversion, the Company accounted for its interest in EuroSite in its consolidated financial statements under the equity method of accounting.

•
On September 30, 2016, holders of our outstanding 6% convertible notes (“convertible notes”) agreed to exchange principal and prepaid interest in the aggregate amount of approximately $4.3 million under such notes for an aggregate of 9,700,000 shares of common stock of EuroSite owned by us.

•
On September 30, 2016, we sold an aggregate of 5,500,000 shares of common stock of EuroSite owned by us to two investors for an aggregate of $2.2 million, the proceeds of which were paid to further reduce the amount of our outstanding convertible notes. As part of such transaction, the former convertible note holders cancelled warrants to purchase an aggregate of 1,020,000 shares of common stock of EuroSite we had issued to such holders.

As a result of such transactions, our ownership interest in EuroSite was decreased to approximately 2.03% and, pursuant to GAAP, we presented EuroSite as discontinued operations. Accordingly, the financial statements and other information related to EuroSite have not been consolidated with our consolidated financial statements for the year ended December 31, 2016, included in this report.

AMERICAN DG ENERGY INC.

Repayment and Settlement of Convertible Debentures and Notes
During 2016, we effected the following transactions to substantially reduce the amount of our outstanding indebtedness:

•
On May 4, 2016, as discussed above, we exchanged an aggregate of $9.3 million in principal and prepaid interest under outstanding Senior Unsecured Debentures for an aggregate of approximately 14.72 million shares of EuroSite owned by us. Following the exchange, the debentures were cancelled.

•
On September 30, 2016, holders of our outstanding 6% convertible notes exchanged $4.3 million in principal and prepaid interest for 9,700,000 shares of EuroSite owned by us and we issued a new note to evidence the remaining balance of the debt of $3,418,681. The prior convertible note was cancelled by us. The new note was upon substantially the same terms as the 6% convertible note and was convertible into our shares at a price of $2.11 per share, subject to certain adjustments in the event of stock splits, stock dividends, and certain other events.

•	On September 30, 2016, as discussed above, we used the $2.2 million proceeds from the sale of 5.5 million shares of EuroSite to further reduce the amount of our outstanding convertible notes.

•	On December 23, 2016, we repaid the remaining outstanding balance of our outstanding convertible notes of approximately $3.1 million (net of prepaid interest).

Revolving Line of Credit Provided by Our Co-CEO, Director and Principal Stockholder

On December 22, 2016, we entered into a revolving line of credit agreement with John Hatsopoulos, our co-CEO, a director and a principal stockholder. The original amount of the line of credit was $3 million. We drew down $850,000 under the line of credit. On February 27, 2017, Mr. Hatsopoulos advised us that he was terminating the line of credit agreement except to the extent of the current draw down. The line of credit bears interest at the rate of 6% per annum on the outstanding balance, and is due on the first day of each calendar quarter. The line of credit terminates May 25, 2018 and the principal and any unpaid interest is repayable on that date. An event of default under the line of credit occurs in the event any amount of principal or interest is not paid when due.
Proposed Merger with Tecogen
On November 1, 2016, ADGE entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tecogen, Inc., a Delaware corporation (“Tecogen”), and Tecogen.ADGE Acquisition Corp. Inc., a Delaware corporation and wholly-owned subsidiary of Tecogen (“Merger Sub”) formed for the purpose of effecting the merger. Pursuant to the Merger Agreement, the Merger Sub will be merged with and into ADGE (the “Merger”) with ADGE continuing as the surviving company in the Merger. Following the Merger, ADGE will become a wholly-owned subsidiary of Tecogen. The Merger Agreement sets forth the terms and conditions of ADGE's proposed acquisition by Tecogen.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each of ADGE's shares of common stock, $.001 par value per share, issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $.092 shares of common stock, $.001 par value per share, of Tecogen (the “Exchange Ratio”). The number of shares of Tecogen may be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reclassification, combination, exchange of shares or other similar event with respect to the number of ADGE's or Tecogen’s shares outstanding after the date of the Merger Agreement and prior to the effective time of the Merger. Options to acquire ADGE's shares of common stock and restricted stock awards with respect to ADGE's shares of common stock granted before the effective time of the Merger will remain in effect until they expire or are terminated and shall be exercisable for or relate to a number of shares of common stock of Tecogen equal to the Exchange Ratio, as adjusted.
The Merger Agreement contains customary representations and warranties of Tecogen and ADGE relating to the respective business and public filings of Tecogen and ADGE. In addition, the Merger Agreement provides for customary pre-closing covenants of ADGE and Tecogen, including covenants relating to conducting the respective businesses of ADGE and Tecogen in all material respects in the ordinary course of business in accordance with past practice and to use commercially reasonable efforts to maintain in all material respects ADGE's and Tecogen’s assets and properties in their current condition.
Prior to the adoption of the Merger Agreement by ADGE's stockholders or the stockholders of Tecogen, the Merger Agreement and Merger may be abandoned by either ADGE or Tecogen pursuant to a resolution of the respective board of

AMERICAN DG ENERGY INC.

directors of such companies to withdraw or fail to make when required under the Merger Agreement or fail to include in the joint proxy statement/prospectus for the Merger, a recommendation that the stockholders of such company adopt the Merger Agreement. Also, ADGE may terminate the Merger Agreement in the event ADGE's board approves, recommends or declares advisable, or proposes publicly to approve, recommend or declare advisable a competing proposal or offer by a third party to purchase 20% or more of the assets or outstanding capital stock, other equity securities, or voting power, of ADGE, or any merger, business combination, consolidation, share exchange, recapitalization or similar transaction as a result of which the holders of ADGE's common stock immediately prior to the transaction do not own at least 80% of the outstanding voting power of the surviving or resulting entity in such transaction after the consummation of the transaction (“competing proposal”). The foregoing is subject to compliance with written notice of termination and the furnishing of the reasons for such termination. In the event of a termination, there shall be no liability on the part of the terminating party to the other party or parties except in the case of fraud, gross negligence, or willful misconduct.
The Merger Agreement does not provide for the payment by ADGE of a breakup or termination fee in the event of such a termination.
Also, the Merger Agreement contains a “go shop” provision, pursuant to which, following the date of the Merger Agreement and prior to the adoption of the Merger Agreement by ADGE's and Tecogen’s stockholders, ADGE and ADGE's officers, directors, employees, financial and other advisors may initiate or solicit a competing proposal.
Further, the Merger Agreement provides that, at any time before the closing of the Merger, either ADGE’s or Tecogen’s board of directors may terminate the Merger Agreement if such board (or a committee of the such board) has determined in good faith, after consultation with its financial advisors and legal counsel (“advisors”), that there is a reasonable probability the failure to take such action would cause the board of ADGE or Tecogen, as the case may be, to violate its fiduciary duties to its stockholders under applicable law. The Merger Agreement requires the terminating company to provide ten days’ prior written notice; the terminating company (or its representative) is required to negotiate in good faith with the other party during the five day business day period after giving such notice to the extent such other party wishes to negotiate and, in the case of a termination by ADGE’s board, and to the extent Tecogen wishes to negotiate, to enable Tecogen to propose in writing a binding offer to effect revisions to the terms of the Merger Agreement that would obviate the need for a termination by ADGE, and, in the case of a termination by the board of Tecogen, to enable both companies to agree to revisions to the terms of the Merger Agreement that would obviate the need for a termination by Tecogen At the end of the notice period, the terminating company’s board (or committee), is required to have considered in good faith any such binding offer, and to have determined in good faith, after consultation with its advisors, that there is a reasonable probability the failure to effect the termination would cause such board to violate its fiduciary duties to its stockholders under applicable law. In the event of such a termination by either party there shall be no liability on the part of the terminating party to the other party or parties except in the case of fraud, gross negligence, or willful misconduct.

Consummation of the Merger is subject to a number of customary conditions including, among others, conditions relating to the approval of the Merger by the requisite vote of ADGE's stockholders and the stockholders of Tecogen; the receipt of all required regulatory approvals; and the effectiveness of a registration statement on Form S-4 of Tecogen related to the Merger.
In connection with the proposed Merger, on December 21, 2016, Tecogen filed a registration statement on Form S-4 with the SEC and, on January 27, 2017, filed an Amendment No. 1 to the Form S-4 registration statement. The Form S-4 registration statement relates to the registration of the shares of Tecogen to be issued in the Merger and includes a joint proxy statement/prospectus pursuant to which ADGE and Tecogen will solicit the votes of stockholders related to the adoption of the Merger Agreement by ADGE's and Tecogen's respective stockholders at separate special meetings of such stockholders.  ADGE and Tecogen expect to make the joint proxy statement/prospectus available to their respective stockholders and to file other documents regarding the proposed Merger with the SEC, including one or more further amendments to the Form S-4 registration statement.  This is not intended to be, and is not, a substitute for such filings or for any other document that ADGE or Tecogen may file with the SEC in connection with the proposed Merger.  Stockholders of ADGE are urged to read all relevant documents filed with the SEC, including the effective registration statement and the joint proxy statement/prospectus contained therein carefully when they become available, because they will contain important information about Tecogen, ADGE, and the proposed Merger.  Investors and security holders will be able to obtain copies of the definitive joint proxy statement/prospectus as well as other filings containing information about Tecogen, ADGE, and the Merger once they become available, without charge, at the SEC's website at http://www.sec.gov.  Copies of documents filed with the SEC by Tecogen will be made available free of charge on Tecogen’s investor relations website at http://ir.tecogen.com/all-sec-filings. Copies of documents filed with the SEC by ADGE will be made available free of charge on ADGE's financial reporting website at http://investors.americandg.com/sec. The information on our web site or Tecogen’s web site is not incorporated by reference into this annual report on Form 10-K.

AMERICAN DG ENERGY INC.

Litigation Related to the Proposed Merger
For a discussion regarding certain litigation related to the Merger, see Item 3. “Litigation - Litigation Related to the Proposed Merger,” above.

At this time the Company believes these cases are not material to its financial statements.

Our Business

We sell energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a standard term of 10 to 15 years). Our typical sales model is to own and install energy systems in our customers’ buildings and sell the energy produced by those systems back to the customers at a cost set by a negotiated formula in our customer contracts. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We use a contractually defined formula to multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from each customer's local energy utility, to derive the value of our monthly energy sale, which includes a negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month. Our revenues commence as new energy systems become operational. As of December 31, 2016, we had 92 energy systems operational.

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

We have experienced total net losses in each fiscal year since inception and we have accumulated losses of approximately $41.4 million. For the next twelve months, we expect to experience continuing operating losses as our management executes our current business plan. The cash and cash equivalents available at December 31, 2016 will, we believe, provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2016, plus cash provided by the sale of certain inventory and assets held for sale in January of 2017, and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through March 21, 2018. Beyond March 21, 2018, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our capital raising efforts or that additional funds will be available on acceptable terms, if at all.

The Company’s operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

In 2015, the Company began executing the Initiative and continues to execute this strategy through the date of this filing. The Initiative is focused on effectively investing the Company’s capital by increasing the performance of its existing sites. The goal of the Initiative is to make strategic capital improvements aimed at increasing productivity of the existing portfolio while optimizing the Company’s margins and increasing cash flow. The Company expects that the Initiative will provide a strong foundation of high performing assets that may be used to fund future growth. See "Item 1 Business" for a description of the Initiative.

AMERICAN DG ENERGY INC.

Related Party Transactions

See Note 10 "Related Parties" to the consolidated financial statements contained herein.

Results of Operations

Fiscal Year Ended December 31, 2016 Compared with Fiscal Year Ended December 31, 2015

Revenues

Revenues in 2016 were $6,141,749 compared to $6,358,196 for the same period in 2015, a decrease of $216,447 or 3.4%. While energy production in 2016 increased mainly due to increased energy system performance under the Initiative, revenues decreased primarily due to the loss of revenue from eight energy sites under the restructuring of the Company's joint venture, ADGNY. Our On-Site Utility energy revenues in 2016 decreased to $5,565,909 compared to $5,684,774 for the same period in 2015, a decrease of $118,865 or 2.1%. As part of our On-Site Utility energy revenue, the revenue recognized from demand response activity was $272,336 and $104,744, for the years ended December 31, 2016 and 2015, respectively. Our turnkey and other revenues in 2016 decreased to $575,840 compared to $673,422 for the same period in 2015. The revenue from our turnkey projects can vary substantially from period to period.

During 2016 and 2015, we operated 92 energy systems, at 42 locations, representing 5,445 kW of installed electricity plus thermal energy. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by our energy systems and a contractually negotiated formula, which takes into account the monthly published price of energy (electricity, natural gas or oil) from each customer's local utility, less an applicable discount. Our revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in 2016 was $6,012,757 compared to $6,411,568 for the same period in 2015, a decrease of $398,811 or 6.2%. The decrease in expense was principally driven by a reduction in fuel, maintenance and installation costs of $374,851 to $3,689,294 in 2016 from $4,064,145 in 2015, primarily as a result of a 4% reduction in fuel cost. Also contributing to this reduction in cost of sales was a decrease in site impairment charges for the year ended December 31, 2016 of $503,072 as compared to $618,661 in 2015. These decreases were offset by an increase in depreciation expense of $91,629 to $1,820,391 in 2016, from $1,728,762 for the same period in 2015.

In 2016, our gross margins were 2.1% compared to a loss of 0.8% for the same period in 2015. This improvement was primarily due to lower fuel cost and site impairment costs. Our On-Site Utility energy margins excluding site impairments and depreciation were at 39.9% in 2016 compared to 36.1% for the same period in 2015.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in 2016 were $1,878,008 compared to $1,937,299 for the same period in 2015, a decrease of $59,291 or 3.1%. The decrease was primarily due to reductions in payroll.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses including provisions for bad debt write-offs. The Company sells energy using both direct sales and commissioned agents. Our marketing efforts consisted of internet marketing, print literature, media relations and event driven direct mail. Our selling expenses in 2016 were $41,504 compared to $694,101 for the same period in 2015, a decrease of $652,597. The decrease in selling costs was principally due to a reduction in payroll, travel and entertainment costs offset with a bad debt recovery of approximately $120,000.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each installation project. Our engineering expenses in 2016 were $649,181 compared to $754,962 for the same period in 2015, a decrease of $105,781 or 14.0%. The decrease in engineering expenses was due to reductions in payroll, travel and operating supplies.

AMERICAN DG ENERGY INC.

Loss from Operations

The loss from operations in 2016 was $2,439,701 compared to $3,439,734 for the same period in 2015, a decrease of $1,000,033 which was principally due to gross profit improvement and a 24% decrease in operating expenses.

Other Income (Expense), Net

Our other income (expense), net, in 2016 was income of $2,285,470 compared to an expense of $1,034,254 for the same period in 2015. Other income (expense), net, includes interest and other income, interest and other expenses, gain on extinguishment of debt, gain on deconsolidation, a held for sale fair value adjustment and change in fair value of warrant liability. The majority of this overall fluctuation was due to the gain on deconsolidation with EuroSite Power of $3,887,098. Interest and other income was $21,837 in 2016 compared to $193,691 for the same period in 2015. The decrease was primarily due to the reduction in cash balances in 2016. Interest and other expense was $1,062,582 in 2016 compared to $1,234,725 for the same period in 2015, a 13.9% decrease, primarily due to repayment of convertible debt.

Provision for Income Taxes

Our provision for income taxes in 2016 was $60,572 compared to a provision of $27,605 in 2015. The provision consists of various state income taxes accrued for the period.

Noncontrolling Interest

The noncontrolling interest share in the profits or losses in subsidiaries was an increase in net loss of $675,612 for the year ended December 31, 2016 compared to a decrease of $455,312 for the year ended December 31, 2015. The difference of $220,300 is due to prior year's restructuring of ADGNY that occurred in the second quarter of 2015 as well as the deconsolidation of EuroSite in the second half of 2016.

Loss from discontinued operations

American DG's international operations through our former subsidiary, EuroSite Power, is being accounted for as discontinued operations through September 30, 2016. For the years ended December 31, 2016 and 2015 our share in its losses were $1,219,256 and $1,384,122, respectively.

Other Comprehensive Loss

The unrealized loss on securities of $136,848 for the year ended December 31, 2016 represents a market fluctuation for the period in the fair value of our ownership in EuroSite Power stock.

Liquidity and Capital Resources

Consolidated working capital at December 31, 2016 was $1,715,740, compared to $6,210,765 at December 31, 2015. Included in working capital were cash and cash equivalents of $338,627 at December 31, 2016, compared to $4,999,709 at December 31, 2015. The decrease in working capital was largely the result of cash used in repayment of convertible debentures due to a related party as well as a reduction of the amounts due to related party.

Cash used in operating activities was $1,875,915 in 2016 compared to $334,445 for the same period in 2015. Our inventory decreased to $128,680 in 2016 compared to $975,760 at December 31, 2015, as a result of a reclassification of certain inventory to Assets Held for Sale.

Accounts payable increased to $270,078 in 2016, compared to $162,976 at December 31, 2015, providing $107,102 of cash. The Company's amounts due to related parties decreased to $127,904 as of December 31, 2016 from $1,171,863 as of December 31, 2015, decreasing cash by $1,043,959.

During 2016, the investing activities of the Company's operations were expenditures for the purchase of property and equipment for energy system installations. The Company used $254,927 for purchases and installation of energy systems.

During 2016, the net financing activities used $2,390,490 of cash due to the repayment of the convertible debenture, and provided $850,000 in cash due to the proceeds of a loan with the Company's co-CEO.

AMERICAN DG ENERGY INC.

The Company’s On-Site Utility energy program allows customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on its customers’ premises at no capital cost to the customer. The Company's business model is capital intensive as the Company typically owns the On-Site Utility equipment. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations plus cash provided by the sale of certain inventory and assets held for sale in January of 2017, are sufficient to meet the working capital requirements of its existing business for the next 12 months; in order to expand the business the cash requirements of the Company can be expected to increase. The Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs for future growth. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Summary of Financial Transactions

The Company has raised the majority of its funds through the issuance of convertible debentures, its subsidiaries convertible debentures, private placements and public offerings of its common stock.

On May 23, 2011 and November 30, 2011, the Company issued $19,400,000 aggregate principal amount of debentures to John Hatsopoulos, the Company’s Chief Executive Officer and a principal owner of the Company. See Financial Statements, Note 6 "Convertible Debentures" for the details and a full history of these convertible debentures.

On August 6, 2014, in a public offering, the Company issued 2,650,000 shares of its common stock, three-year warrants to purchase up to 2,829,732 shares and five-year warrants to purchase an additional 112,538 to the underwriters with an exercise price of $1.8875 per share for net proceeds of $3,269,275.

On October 3, 2014, the Company consummated a series of transactions whereby, under an agreement with the holders of the Company’s existing 6% Senior Unsecured Convertible Debentures Due 2018, or the convertible debentures, it prepaid the interest due under the convertible debentures through the next semiannual payment date of November 25, 2014 by delivering to the holders of the convertible debentures 1,164,000 shares of common stock of its subsidiary EuroSite Power, which were owned by the Company. The Company also delivered 8,245,000 additional shares of EuroSite Power it owned to the holders of the convertible debentures for prepayment of all interest which would become due under the convertible debentures through the maturity date of May 25, 2018. Following the payment of all current and future interest under the convertible debentures, the Company exchanged the convertible debentures which bore interest at an annual rate of 6% for non-interest bearing convertible debentures with all other terms including the principal amount, maturity date, and conversion terms and privileges remaining unchanged. The face amount of the convertible debentures at December 31, 2015 was $19,400,000. See Financial Statements, Note 7 "Convertible Debentures and Other Debt" to the consolidated financial statements contained herein for the details of these convertible notes and convertible note amendment agreements

On September 19, 2014, the Board of Directors of the Company approved a common stock repurchase program that shall not exceed 1,000,000 shares of common stock and shall not exceed $1,100,000 of cost. The approval allows for purchases over a 24 month period at prices not to exceed $1.30 per share.

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

On June 24, 2015, as part of the Initiative, the Company entered into a subscription agreement with Peter Westerhoff. Pursuant to the subscription agreement, the Company issued to Mr. Westerhoff 100,000 shares of the Company's common stock in exchange for assigning certain assets and responsibilities of a joint venture between Mr. Westerhoff and the Company to the Company.

On December 22, 2016, the Company entered into a loan agreement ("Agreement" or "Revolving Line of Credit") with John Hatsopoulos, the Company's co-Chief Executive Officer and member of the Company's board of directors. Under

AMERICAN DG ENERGY INC.

the terms of the Agreement, Company borrowed $850,000 from Mr. Hatsopoulos. The borrowing bears interest at 6%, payable quarterly and is due in full on May 25, 2018. The Company may prepay any amount of the borrowing at any time without penalty.

On February 27, 2017, Mr. Hatsopoulos cancelled the undrawn balance of the Revolving Line of Credit. The maturity date for the amount drawn of $850,000 as of the cancellation date will become due on the original maturity date of May 25, 2018, however no additional borrowings will be permitted.

See Financial Statements, Note 7 "Convertible Debentures and Other Debt" to the consolidated financial statements contained herein for the details of these convertible notes and convertible notes amendment agreements.

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

Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

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

AMERICAN DG ENERGY INC.

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

The Company is able to participate in the demand response market. Demand response programs provide payments for either the reduction of electricity usage or low capacity utilization throughout a utility territory. For the year ended December 31, 2016 and 2015, the revenue recognized from demand response activity was $272,336 and $104,744, respectively.

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

Impact of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance will be effective for our fiscal 2018 reporting period and must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of the initial application. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

In February 2016, the FASB released ASU 2016-02, "Leases," completing its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. Entities should be aware of the following key points about the new FASB standard: Lessees will be required to recognize most leases “on balance sheet.” The new guidance retains a dual lease accounting model for purposes of income statement recognition, continuing the distinction between what are currently known as “capital” and “operating” leases for lessees. Lessors will focus on whether control of the underlying asset has transferred to the lessee to assess lease classification. A new definition of a “lease” could cause some contracts formerly accounted for under ASC 840 to fall outside the scope of ASC 842, and vice versa. A modified retrospective transition will be required, although there are significant elective transition reliefs available for both lessors and lessees. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2018. The effective date for most other entities is deferred for one year, meaning that most calendar-year private companies will be required to adopt the new standard in 2020. Early adoption is permitted for all entities. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

AMERICAN DG ENERGY INC.

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

Management’s Annual Report on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting is not effective as of December 31, 2016. Considerable progress was made during 2015 and 2016 with the addition of competent staff, competent consultants and changes in processes, however, management has concluded that it is not yet satisfied with the number of controls and the number of tests of controls over the manual revenue recognition process of the Company.

In the past, the Company had concluded that it did not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and the related financial reporting requirements, including specifically controls related to revenue recognition.  The Company determined that this condition with respect to revenue recognition represented a material weakness at December 31, 2016, as the system currently in place includes certain manual processes. The Company is in the process of assessing options for automation which may alleviate this condition with respect to revenue recognition.

AMERICAN DG ENERGY INC.

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

Changes in Internal Controls over Financial Reporting:

There were no changes to internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

AMERICAN DG ENERGY INC.

Item 9B. Other Information.

None

AMERICAN DG ENERGY INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table lists our directors and executive officers as of December 31, 2016. The address for our directors and executive officers is 45 First Avenue, Waltham, Massachusetts 02451.

Name	Age	Position
John N. Hatsopoulos	82	Co-Chief Executive Officer and Director
Benjamin M. Locke	49	Co-Chief Executive Officer
Bonnie Brown	54	Chief Financial Officer, Secretary, and Treasurer
Charles T. Maxwell	85	Chairman and Director
Deanna M. Petersen	55	Director
Christine M. Klaskin	51	Director
John Rowe	71	Director
Joan Giacinti	59	Director
Elias Samaras	63	Director

Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupations for the past five years.
John N. Hatsopoulos, age 82, has been a member of ADGE's board of directors since July 2001. Since 2010, Mr. Hatsopoulos has been the Chairman of the Board of EuroSite Power Inc., until he resigned in 2016. He has been the Chief Executive Officer and a director of Tecogen Inc., since 2001. Mr. Hatsopoulos is a co-founder of Thermo Electron Corporation, which is now Thermo Fisher Scientific, and the retired President, CFO, and Vice Chairman of the board of directors of that company. He is also a member of the board of directors of GlenRose Instruments Inc. He is a former member of the board of directors of American CareSource Holdings, Inc., a former member of the board of directors of Agenus Inc., and a former Member of the Corporation of Northeastern University. Mr. Hatsopoulos graduated from Athens College in Greece, and holds a bachelor’s degree in history and mathematics from Northeastern University as well as honorary doctorates in business administration from Boston College and Northeastern University. Mr. Hatsopoulos is currently serving a one year term as a director of ADGE. Mr. Hatsopoulos is also Co-Chief Executive Officer of ADGE.
The Board has determined that Mr. Hatsopoulos’s prior experience as co-founder, president and CFO of Thermo Electron Corporation, where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, and his extensive knowledge of complex financial and operational issues qualify him to be a member of the Board in light of the Company’s business and structure.
Benjamin M. Locke, age 49, has been ADGE's Co-Chief Executive officer since 2014. He is also Co-Chief Executive Officer of Tecogen. Mr. Locke joined Tecogen in June, 2013 as the Director of Corporate Strategy and was promoted to General Manager prior to his appointment as Co-Chief Executive Officer. Previously, Mr. Locke was the Director of Business Development and Government Affairs at Metabolix, responsible for developing and executing plans for partnerships, joint ventures, acquisitions, and other strategic arrangements for commercializing profitable clean energy technologies. Prior to joining Metabolix in 2001, Mr. Locke was Vice President of Research at Innovative Imaging Systems (IISI), a high-technology R&D company. At IISI, he drove the development and implementation of growth strategies for the funding of specialty electronic systems for the United States Government. Mr. Locke has a B.S. in Physics from the University of Massachusetts, an M.S. in Electrical Engineering from Tufts University, and an MBA in Corporate Finance from Boston University.
Bonnie Brown, age 54, has served as ADGE’s Chief Financial Officer, Treasurer and Secretary since September 2015. Ms. Brown has also served from, September 2015 to January 2017, as the Chief Financial Officer, Treasurer, and Secretary of EuroSite Power Inc. She was a Financial Advisor at Barker Financial Group, a strategic wealth management advisement company, from July 2014 to September 2015. She joined Tecogen as its Controller in 2005 and became the Chief Financial Officer in 2007 and remained in that position until December 2014. She served from its inception in 2009 to

AMERICAN DG ENERGY INC.

December 2014 as the Chief Financial Officer of Ilios Inc. Prior to joining Tecogen, Ms. Brown was a partner at Sullivan Bille PC, a regional accounting firm, for 15 years where she provided financial, accounting, audit, tax, and business consulting services for mid-sized companies. Ms. Brown has also worked at Enterprise Bank and Trust as project manager for special assignments including branch acquisitions and information systems transitions in the trust department eventually serving as Internal Audit Director, establishing an in-house audit function. She has also provided independent contractor services for a wide variety of publicly traded and closely held companies, including consulting, internal control and Sarbanes-Oxley compliance services. Ms. Brown is a CPA and holds a B.S. in Accountancy from Bentley College and an M.S. in Computer Information Systems from Boston University.
Charles T. Maxwell, age 85, has been Chairman of ADGE's board of directors since April 2, 2012, and he has been a member of ADGE's board of directors since 2001.  Mr. Maxwell is a widely recognized expert in the energy sector, with over 40 years of experience with a major oil company and two investment firms. He was Senior Energy Analyst with Weeden & Co. of Greenwich, Connecticut, where he advised financial institutions until December 31, 2012. He is a member of the board of directors of Daleco Resources Corporation and Lescarden Inc. He is a former member of the board of directors of Chesapeake Energy Corp. and a current member of the board of directors of Tecogen. Mr. Maxwell graduated cum laude in political science from Princeton University as a Jadwin Scholar and holds a B.A. from Oxford University as a Marshall Scholar in Middle East languages and history. Mr. Maxwell is currently serving a one year term as ADGE's Chairman and as a director. Mr. Maxwell is also a member of ADGE's Audit Committee and a member of ADGE's Compensation Committee.
The Board has determined that Mr. Maxwell’s prior experience in the energy sector and his extensive experience as a director of public companies qualifies him to be a member of the Board in light of the Company’s business and structure.
Deanna M. Petersen, age 55, has been a member of ADGE's board of directors since 2010. Ms. Petersen has been Chief Business Officer at AvroBio since January of 2016. She was Vice President of Business Development for Shire Human Genetic Therapies from 2009 until 2015, where she initiated and managed partnering, licensing and merger and acquisition activities worldwide. From 2002 to 2009, Ms. Petersen was Vice President of Business Development for Agenus Inc., and from 1998 to 2002 she was Vice President and Executive Director of Business Development at Coley Pharmaceutical Group, Inc. Ms. Petersen is on the board of directors for the Massachusetts Biotechnology Association and was previously the Treasurer of the board of directors for the Healthcare Business Women’s Association, Boston Chapter. Ms. Petersen holds a Bachelor of Science in Biology from Iowa State University and a Master of Business Administration from the University of Iowa. Ms. Petersen is currently serving a one year term as a director of ADGE. Ms. Petersen is also a member of ADGE's Audit Committee and a member of ADGE's Compensation Committee.
The Board has determined that Ms. Petersen’s prior experience in senior operating positions at various companies, where she demonstrated leadership capability and garnered extensive expertise involving complex financial matters, qualify her to be a member of the Board in light of the Company’s business and structure.
Christine M. Klaskin, age 51, has been a member of ADGE's board of directors since 2012.  Ms. Klaskin is the Vice President of Finance, of Agenus Inc., a biotechnology company developing and commercializing technologies to treat cancers and infectious diseases, since 2006. Ms. Klaskin joined Agenus Inc. in 1996 and has served in various finance positions. From 1987 to 1996, she was with Arthur Andersen LLP, most recently as an audit manager. Ms. Klaskin received a Bachelor of Accountancy from the George Washington University. Ms. Klaskin is currently serving a one year term as a director of ADGE. Ms. Klaskin is also a member of ADGE's Audit Committee.
The Board has determined that Ms. Klaskin’s prior experience in senior operating positions at various companies, where she demonstrated leadership capability and garnered extensive expertise involving complex financial matters, qualify her to be a member of the Board in light of the Company’s business and structure.

John Rowe, age 71, has been a member of ADGE's board of directors since 2013. Mr. Rowe is Chairman Emeritus of Exelon Corporation, a utility holding company which he has led since its formation in 2000. Mr. Rowe retired as Chief Executive Officer of Exelon in March 2012. Exelon Corporation, which is one of the nation's leading competitive energy provider. Previous roles include chief executive officer positions at New England Electric Systems and Central Maine Power Company. Mr. Rowe served as general counsel of Consolidated Railroad and was a partner in the law firm of Isham, Lincoln and Beale. Mr. Rowe is currently serving a one year term as a director of ADGE.
The Board has determined that Mr. Rowe's prior experience as chief executive officer at various energy companies, where he demonstrated extensive knowledge of the energy industry, qualify him to be a member of the Board in light of the Company’s business and structure.

AMERICAN DG ENERGY INC.

Joan Giacinti, age 59, has been a member of ADGE's board of directors since 2013. Mr. Giacinti founded the Sofratesa Group, with headquarters in Santo Domingo, Dominican Republic, in 1987. He has been the Chief Executive Officer of the Sofratesa Group since 1987. The group's activities in Latin America include the design, construction, installation, operation and maintenance of high-tech infrastructure projects in transportation such as airports, aeronautics, subways and telecommunications. In approximately 2012, the group has also expanded into the production of feature films and media in France and Latin America. Mr. Giacinti is a founder of Aerodom, a concessionaire chosen by the Dominican government to develop, operate and manage airports in the Dominican Republic, which in 2008 was acquired by Advent International. Mr. Giacinti is the President of the Caribbean region of the French Trade Councils, “Conseillers du Commerce Exterieur”, and the President for the Americas of the Forum Francophone des Affaires (FFA). He is also decorated with the Ordre national du Mérite by the President of the French Republic. Mr. Giacinti is a graduate from the École des Hautes Études Commerciales de Paris (HEC). Mr. Giacinti is also a member of the board of directors of EuroSite Power, Inc. Mr. Giacinti is currently serving a one year term as a director of ADGE.
The Board has determined that Mr. Giacinti's prior experience in senior operating positions at various companies, where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, qualify him to be a member of the Board of Directors in light of the Company’s business and structure.
Elias Samaras, age 63, has been a member of ADGE's board of directors since 2015. Dr. Samaras has been the founder, president and managing director of Digital Security Technologies S.A. since 2004. He was the founder, president, and Managing Director of Plefsus Information Systems S.A. from 2000 to 2004. He was the founder, president, and Managing Director of City Messengers (CTM) Secure Courier Services S.A. from 2000 to 2004. He was also a professor at Columbia University in New York from 1983 to 1988 and an advisor to the United Nations Development Programme on technology issues from 1983 to 1993. Dr. Samaras holds a Master of Science degree from MIT, a Doctor of Philosophy from Columbia University in New York, and an OPM from Harvard Business School. Dr. Samaras is also the Chief Executive Officer, President, and a member of the board of directors of EuroSite Power Inc and the Co-Chief Executive Officer and member of the board of directors of Ultra Emissions Technologies Limited. Dr. Samaras is currently serving a one year term as a director of ADGE.
The Board has determined that Dr. Samaras's technical background, his leadership experience, and his business experience qualify him to be a member of the Board of Directors. Dr. Samaras is also the Chief Executive Officer, President, and a member of the board of directors of EuroSite Power Inc., the Company's subsidiary.
Each of our directors serve for a term ending on the date of the first annual meeting following the annual meeting at which such director was elected; provided that the term of each director shall continue until the election and qualification of a successor and be subject to such director's earlier death, resignation or removal.
There are no arrangements or understandings between any of ADGE's directors and any other individuals regarding why that ADGE director was selected to serve as a director. There are no arrangements or understandings between any of ADGE's executive officers.
There are no familial relationships among the officers and directors of ADGE.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the executive officers and directors of the Company, and persons who own 10% or more of any class of equity interests in the Company, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Such executive officers, directors, and greater-than-ten-percent stockholders are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2016, except that the following: (1) one report on Form 4 was filed late by Deanna Petersen with respect to one transaction; (2) one report on Form 4 was filed late by Tryfon and Despina Natsis with respect to two transactions; (3) one report on Form 3 was filed late by Tryfon and Despina Natsis; (4) two reports on Form 4 were filed late by RBC cees Trustees LTD and RBC Holdings (Channel Island) Ltd. with respect to 3 transactions; (5) one report on Form 4 was filed late by Elias Samaras with respect to four transactions; and (6) one report on Form 4 was filed late by Paris and Aliki Nicolaides with respect to one transaction.

AMERICAN DG ENERGY INC.

Corporate Governance

The Board of Directors
         The business and affairs of the corporation are managed by or under the direction of a Board of Directors, who may exercise all of the powers of the corporation except as otherwise provided by law or the Certificate of Incorporation. Currently the number of directors on the Board is seven.  The Company’s By-Laws further provide that the Board of Directors shall consist of one class.
Committees of the Board

The Board currently has three standing committees: an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, or the Exchange Act, a Compensation Committee and a Nominating and Governance Committee. The following describes each committee, its current membership, the number of meetings held during fiscal 2016, and its function. All members of these committees are non-employee directors.

The members of the Audit Committee are Mr. Maxwell, Ms. Petersen, and Ms. Klaskin. The Audit Committee held four (4) meetings during the fiscal year ended December 31, 2016. Mr. Maxwell, Ms. Petersen and Ms. Klaskin, attended all the Audit Committee meetings during their term, except Mr. Maxwell missed one (1) meetings. The functions of the Audit Committee include reviewing and supervising the financial controls of the Company, appointing, compensating and overseeing the work of the independent auditors, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company's financial controls, acting upon recommendations of the independent auditors and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the Company. The Board has determined that the members of the Audit Committee are “independent” under the rules and regulations of the SEC and the applicable NYSE MKT listing standards. The Board has determined that Mr. Charles T. Maxwell qualifies as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K. The charter of the Audit Committee is available on the Company’s website at www.americandg.com.

The members of the Compensation Committee are Mr. Maxwell and Ms. Petersen. The Compensation Committee did not hold a meeting during the fiscal year ended December 31, 2016. The Compensation Committee's functions include reviewing with management cash and other compensation policies for employees, making recommendations to the Board regarding compensation matters and determining compensation for the Co-Chief Executive Officers. The Board has determined that the members of the Compensation Committee are “independent” for purposes of SEC and NYSE MKT rules. Our Co-Chief Executive Officers, in consultation with members of the Board, members of the Compensation Committee, and management, are the primary decision makers regarding compensation plans and awards for our directors and executive officers including our President, Co-Chief Operating Officers and Chief Financial Officer. Pursuant to the charter of the Compensation Committee, the Compensation Committee has the authority to retain a compensation consultant to assist the Compensation Committee in the evaluation of executive officer compensation. In 2016, no compensation consultant was engaged for employee or executive compensation. The charter of the Compensation Committee is available on the Company's website at www.americandg.com.

The members of the Nominating and Governance Committee are Mr. Maxwell and Ms. Petersen. The Nominating and Governance Committee did not hold a meeting during the fiscal year ended December 31, 2016. The Nominating and Governance Committee functions are to identify persons qualified to serve as members of the Board, to recommend to the Board persons to be nominated by the Board for election as directors at the Annual Meeting of stockholders and persons to be elected by the Board to fill any vacancies, and recommend to the Board the directors to be appointed to each of its committees. In addition, the Nominating and Governance Committee is responsible for developing and recommending to the Board a set of corporate governance guidelines applicable to the Company (as well as reviewing and reassessing the adequacy of such guidelines as it deems appropriate from time to time) and overseeing the annual self-evaluation of the Board. The Board has determined that the members of the Nominating and Governance Committee are “independent” under the rules and regulations of the SEC and the applicable NYSE MKT listing standards. The charter of the Nominating and Governance Committee is available on the Company’s website at www.americandg.com.

The Company encourages all incumbent directors and nominees for election as director to attend the Annual Meeting of stockholders. The Company, however, does not have a formal policy in place regarding Board members’ attendance at annual meetings of the stockholders of the Company. All directors then in office attended the 2016 annual meeting of the stockholders of the Company.

AMERICAN DG ENERGY INC.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to all of the Company’s directors, employees and officers, including the Company’s Co-Chief Executive Officers and Chief Financial Officer. The Company’s code of business conduct and ethics promotes honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the code of business conduct and ethics to an appropriate person or persons identified in the code of business conduct and ethics; and accountability for adherence to the code of business conduct and ethics. The Company’s code of business conduct and ethics is available on the Company’s website at www.americandg.com, or can be obtained by contacting the legal department of American DG Energy Inc., 45 First Avenue, Waltham, Massachusetts, 02451, telephone number (781) 522-6022.

Item 11. Executive Compensation.

 Director Compensation

Each director who is also not one of ADGE's executive officers will receive a fee of $500 per day for service on those days that our Board and/or each of the Audit, Compensation or Nominating and Governance Committees holds meetings, or otherwise conducts business. Non-employee directors also will be eligible to receive stock or option awards under ADGE's equity incentive plan. ADGE reimburses all of the non-employee directors for reasonable travel and other expenses incurred in attending Board and committee meetings.

The following table sets forth information with respect to the fiscal year 2016 compensation of ADGE's directors who were not executive officers during the year ended December 31, 2016.

Name	Fees earned or paid in cash(1) ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Charles T. Maxwell	3,500	—	—	—	3,500
John N. Hatsopoulos	—	—	—	—	—
Elias Samaras	2,000	—	29,000	—	31,000
Deanna M. Petersen	4,000	—	23,000	—	27,000
Christine M. Klaskin	4,000	—	23,000	—	27,000
John Rowe	2,000	—	—	—	2,000
Joan Giacinti	1,000	—	—	—	1,000

(1) Each director who is not also one of our employees receives a fee of $500 per day for service on those days that our Board or any of the Audit, Compensation or Nominating and Governance Committees hold meetings, or otherwise conduct business.

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)
Charles T. Maxwell(1)	200,000	—	2.79	5/24/2017	—	—
Christine M. Klaskin(2)	—	100,000	0.32	4/5/2026	—	—
John Rowe(3)	60,000	20,000	1.54	10/22/2023	—	—
John Rowe(4)	10,000	10,000	0.75	11/18/2024	—	—
Deanna Petersen(5)	—	100,000	0.32	1/19/2026	—	—
Elias Samaras(6)	—	100,000	0.38	11/17/2026	—	—

AMERICAN DG ENERGY INC.

(1) Includes a stock option award for 200,000 shares of common stock granted on May 24, 2012, with 25% of the shares vesting on May 24, 2013 and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, provided that Mr. Maxwell serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.
(2) Includes a stock option award for 100,000 shares of common stock granted on April 5, 2016, with 25% of the shares vesting on April 5, 2017, and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, provided that Ms. Klaskin serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.
(3) Includes a stock option award for 80,000 shares of common stock granted on October 24, 2013, with 25% of the shares vesting on October 24, 2014 and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, provided that Mr. Rowe serves as a director or a consultant to the Company and subject to acceleration of vesting upon a change in control.
(4) Includes a stock option award for 20,000 shares of common stock granted on November 18, 2014, with 25% of the shares vesting on November 18, 2015, and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, provided that Mr. Rowe serves as a director or a consultant to the Company and subject to acceleration of vesting upon a change in control.
(5) Includes a stock option award for 100,000 shares of common stock granted on January 19, 2016, with 25% of the shares vesting on January 19, 2017, and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, provided that Ms. Petersen serves as a director or a consultant to the Company and subject to acceleration of vesting upon a change in control.
(6) Includes a stock option award for 100,000 shares of common stock granted on November 17, 2016, with 25% of the shares vesting on November 17, 2017, and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, provided that Mr. Samaras serves a director or a consultant of the Company and subject to acceleration of vesting upon a change in control.

Summary Compensation Table

The following table sets forth information with respect to the compensation for ADGE's last two completed fiscal years to those persons who were, during the fiscal year ended December 31, 2016, the Company's Co-Chief Executive Officers and the Company's most highly compensated executive officers serving as such as of December 31, 2016 whose compensation was in excess of $100,000 (the “Named Executive Officers”).

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)(4)	Total ($)
John N. Hatsopoulos	2016	1	—	—	—	—	1
Co-Chief Executive Officer	2015	1	—	—	—	—	1

Benjamin Locke(1)	2016	127,400	—	—	—		127,400
Co-Chief Executive Officer	2015	132,300	—	—	—	—	132,300

Bonnie Brown(2)	2016	180,000	—	—	—	734	180,734
Chief Financial Officer, Secretary, and Treasurer	2015	58,000	—	—	19,597	—	77,597

Gabriel Parmese(3)	2016	—	—	—	—	—	—
Chief Financial Officer, Secretary, and Treasurer	2015	149,746	—	—	—	—	149,746

(1) Mr. Locke became the Company's Co-Chief Executive Officer on October 30, 2014. He is also the Co-CEO of Tecogen and devotes part of his business time to the affairs of Tecogen. In 2016, his salary was paid by Tecogen but a portion was reimbursed by the Company according to the requirements of this business in a given week at a fully burdened hourly rate of $61.25. On average, Mr. Locke spends approximately 50% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business.
(2) Ms. Brown has served as the Company's Chief Financial Officer since September 2015. During 2015 and 2016, Ms. Brown devoted part of her business time to the affairs of EuroSite Power. Her salary is paid by the Company, however a portion was reimbursed by EuroSite Power, according to the requirements of the business in a given week at a fully burdened hourly rate of $80. In 2016, EuroSite Power reimbursed the Company $31,218 for time Ms. Brown spent on the affairs of EuroSite Power. Ms. Brown spent approximately 20% of her business time on the affairs of EuroSite Power, but such amount varied widely depending on the needs of the business.
(3) Mr. Parmese served as the Company’s Chief Financial Officer from May 2014 until August 2015. Mr. Parmese devoted part of his business time to the affairs of EuroSite Power. His salary was paid by the Company, but a portion was reimbursed by EuroSite Power.
(4) Consists of group life insurance payments.

AMERICAN DG ENERGY INC.

Executive Officer Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information with respect to outstanding equity awards held by our executive offices as of December 31, 2016.

	Option Awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)
John N. Hatsopoulos	—	—	—	—	—	—
Benjamin Locke(1)	112,500	37,500	1.67	6/3/2018	—	—
Benjamin Locke(2)	50,000	50,000	0.95	11/19/2024	—	—
Benjamin Locke(3)	100,000	100,000	0.52	12/11/2024	—	—
Bonnie Brown(4)	25,000	75,000	0.29	9/2/2025	—	—

(1) Includes stock option award for 150,000 shares of common stock granted on June 3, 2013, with 25% of the shares vesting on June 3, 2014 and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, subject to Mr. Locke's continued employment and subject to acceleration of vesting upon a change in control.
(2) Includes stock option award for 100,000 shares of common stock granted on November 19, 2014, with 25% of the shares vesting on November 19, 2015 and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, subject to Mr. Locke's continued employment and subject to acceleration of vesting upon a change in control.
(3) Includes stock option award for 200,000 shares of common stock granted on December 11, 2014, with 25% of the shares vesting on December 11, 2015 and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, subject to Mr. Locke's continued employment and subject to acceleration of vesting upon a change in control.
(4) Includes stock option award for 100,000 shares of common stock granted on September 2, 2015, with 25% of the shares vesting on September 2, 2016, and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, subject to Ms. Browns continued employment and subject to acceleration of vesting upon a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 9, 2017 certain information with respect to the beneficial ownership of the Company's shares of common stock by (1) any person (including any “group” as set forth in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (2) each director, (3) each of the named executive officers and (4) all of our current directors and executive officers as a group. The percentages in the following table are based on 50,684,095 shares of common stock issued and outstanding as of March 9, 2017.

AMERICAN DG ENERGY INC.

Name and address of beneficial owner(1)	Number of Shares Beneficially Owned	% of Shares Beneficially Owned
5% Stockholders:
Paris and Aliki Nicolaides(2)	11,636,847	23.96%
George N. Hatsopoulos(3)	6,648,796	13.12%
Nettlestone Enterprises Limited(4)	3,548,140	7.0%
Frost Gamma Investment Trust(5)	2,628,334	5.19%

Directors & Officers:
John N. Hatsopoulos(6)	514,546	1.02%
Charles T. Maxwell(7)	1,475,232	2.90%
Deanna M. Petersen	35,507	*
Joan Giacinti	104,497	*
Benjamin Locke(8)	302,918	*
Christine M. Klaskin	1,000	*
John Rowe(9)	270,842	*
Elias Samaras(10)	2,321,371	4.58%
Bonnie Brown(11)	25,000	*
All executive officers and directors as a group (9 persons)	5,050,913	9.9%

* Less than 1%.
(1) The address of the officers and directors listed in the table above is: c/o American DG Energy Inc., 45 First Avenue, Waltham, Massachusetts, 02451.
(2) Based solely on the Schedule 13Ds filed by Paris and Aliki Nicolaides, or the Nicolaides 13Ds on March 18, 2016. The Nicolaides 13Ds state the following: Paris and Aliki Nicolaides, the "Reporting Persons", used personal funds to acquire 1,440,000 shares of Common Stock. The remaining 10,196,847 shares of Common Stock, were gifted to the John N. Hatsopoulos 1989 Family Trust for the benefit of Nia and Alexander Hatsopoulos, (the "1989 Family Trust"), the children of John Hatsopoulos. The Reporting Persons are trustees of the 1989 Family Trust. Through their appointment as trustees of the 1989 Family Trust, each Reporting Person is deemed to beneficially own the shares of the common stock held by the 1989 Family Trust. Based on the information provided in the Nicolaides 13Ds, the address of the John N. Hatsopoulos 1989 Family Trust is:c/o American DG Energy Inc., 45 First Avenue, Waltham MA, 02451.
(3) Based solely on the Schedule 13G/A filed by Dr. Hatsopoulos on December 14, 2016. The Schedule 13G/A states the beneficial ownership of Dr. Hatsopoulos as the following: (1) 5,824,619 shares of common stock held directly by Dr. Hatsopoulos; and (2) 824,177 shares of common stock held by Dr. Hatsopoulos and his wife Daphne Hatsopoulos as joint tenants.
(4) Based solely on the Schedule 13G filed by Nettlestone Enterprises Limited on February 4, 2011, or the Nettlestone 13G. The Nettlestone 13G reports beneficial ownership of 3,548,140 shares of ADGE common stock. Based on the information in the Nettlestone 13G, the address of Nettlestone Enterprises Limited is P.O. Box 665 Roseneath, The Grange, St. Peter Port, Guernsey GY1-3SJ, Channel Islands, UK.
(5) Based solely on a Schedule 13G filed by the Frost Gamma Investment Trust on February 4, 2011, or the Frost Gamma 13G. The Frost Gamma 13G reports beneficially ownership of 2,628,334 shares of ADGE common stock. Based on the information included in the Frost Gamma 13G, the address for Frost Gamma Investments Trust is 4400 Biscayne Blvd, 6th Floor, Miami, Florida 33137.
(6) Based solely on Mr. Hatsopoulos Form 4 filed on 5/4/16. Mr. Hatsopoulos exchanged 1,137,441 shares of ADGE common stock for Eurosite Power Inc. common stock held by the Company to extinguish Mr. Hatsopoulos convertible debt. Mr. Hatsopoulos now beneficially and directly owns 514,546 shares of ADGE common stock.
(7) Includes: (a) 1,175,232 shares of common stock; 100,000 shares of restricted common stock; and (b) options to purchase 200,000 shares of common stock exercisable within 60 days of March 9, 2017.
(8)Includes: (a) 15,418 shares of common stock; and (b) options to purchase 287,500 shares of common stock exercisable within 60 days of March 9, 2017.
(9) Includes: (a) 200,842 shares of common stock; and (b) options to purchase 70,000 shares of common stock exercisable within 60 days of March 9, 2017.
(10) Includes: (a) 143,401 shares of common stock directly controlled by and in the name of Mr. Samaras; (b) 1,088,985 held in the Elias Samaras 2016 Family Trust (the "Elias Samaras Family Trust"). Dr. Samaras is the trustee of the Elias Samaras Family Trust; and (c) 1,088,985 held in the Alexandra Samaras 2016 Family Trust (the "Alexandra Samaras Family Trust"). Dr. Samaras' spouse is the trustee of the Alexandra Samaras Family Trust.
(11)Includes options to purchase 25,000 shares of common stock exercisable within 60 days of March 9, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Set forth below are summaries of transactions since the beginning of the last completed fiscal year in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of

AMERICAN DG ENERGY INC.

more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Reduction of ADGE Debt

On May 4, 2016, ADGE, entered into a convertible note exchange agreement (the "Agreement") with John N. Hatsopoulos and Trifon and Despina Natsis Pantopoulou. Mr. Hatsopoulos is Co-Chief Executive Officer of ADGE and a member of ADGE's board of directors. Trifon and Despina Natsis Pantopoulou are significant debt holders of ADGE (the "Debt Holders"). Pursuant to the Agreement, Mr. Hatsopoulos and the Debt Holders each exchanged one of the ADGE's 6% convertible promissory notes in an aggregate amount of $8,463,000 in principal and prepaid interest for an aggregate of 14,718,261 shares of the common stock, par value $0.001 per share, of EuroSite Power, Inc. The interest rate was capitalized and the exchange rate used in the calculation of the number of EuroSite Power Inc. shares to be issued was $0.575.

On August 9, 2016, ADGE, entered into a convertible note exchange agreement (the "Exchange Agreement") with the Debt Holders who agreed to exchange certain 6% convertible promissory notes (the "Notes") in an aggregate amount of $4,263,737 in principal and prepaid interest, as soon as the Notes were distributed from their trust, and they became the true owners of the Notes. In consideration for the exchange of these Notes, ADGE provided an aggregate amount of 9,700,000 shares of common stock of Eurosite Power Inc. at $0.001 par value. The exchange rate used was be $0.40 per share of Eurosite common stock. Also, the Debt Holders agreed to cancel and relinquish their warrants to purchase an aggregate amount of 606,000 shares of Eurosite Power Inc. common stock from ADGE.

Also on August 9, 2016, ADGE entered into a share purchase agreement (the "Share Purchase Agreement") with Elias Samaras and Jacques De Saussure to sell some of the ADGE's remaining common stock of Eurosite. Elias Samaras is a member of ADGE's board of directors. ADGE agreed to sell an aggregate of 5,500,000 shares of Eurosite Common stock at $0.40 per share for an aggregate amount of $2,200,000. The proceeds from the Share Purchase Agreement were to be directly paid over to the Debt Holders when they became the owners of the Notes, in order to further reduce the amount of the Notes. The Share Purchase Agreement also provided that the Debt Holders were to cancel warrants they hold to buy 414,000 shares of common stock of Eurosite from ADGE, when ADGE paid them the profits they received from the Share Purchase Agreement.

On September 30, 2016, ADGE used the proceeds from the Share Purchase Agreement on August 9, 2016 to partially repay the debt owed to the Debt Holders. ADGE entered into with the Debt Holders an amended agreement (the "Amended Note") to reflect a new debt amount of $3,418,681. Aside from the change in ownership name and the change in amount owed, the terms of the amended agreement were the same as the Exchange Agreement entered into on August 9, 2016.

On December 22, 2016, ADGE entered into a revolving line of credit agreement (the "Credit Agreement") with John N. Hatsopoulos for $3,000,000 and borrowed $850,000 from that Credit Agreement. The Credit Agreement bore an interest of 6% per annum and the interest was to be paid in cash on the last day of each quarter of the year. The Credit Agreement matures on May 25, 2018. On February 27, 2017, John N. Hatsopoulos terminated the Credit Agreement and the $850,000 ADGE terminated the Credit Agreement with the outstanding balance still due as agreed. ADGE has yet to pay any interest for the $850,000 borrowed.

On December 23, 2016 the ADGE entered into a debt repayment agreement (the "Repayment Agreement") with the Debt Holders. This Repayment Agreement terminated ADGE’s debt obligations regarding the Notes, which were set out in the Exchange Agreement entered into on August 9, 2016. Under the Debt Repayment Agreement, the Debt Holders agreed to accept payment from ADGE of $3,058,943.00 as full repayment of the Notes, thus terminating all obligations the ADGE had under the Note.

Other Transactions

In December 2016, ADGE purchased 300,000 shares of Eurosite Power Inc. common stock at $.50 per share from Charles Maxwell, the Chairman of ADGE's board of directors.

Director Independence

The Company's common stock is listed on the NYSE MKT stock exchange. The Board considers the status of its members pursuant to the independence requirements set forth in the NYSE MKT Company Guide and applicable federal securities laws. These requirements include that a majority of its Board to be “independent” within the meaning of the

AMERICAN DG ENERGY INC.

NYSE MKT listing requirements including, in the judgment of the Board, the requirement that such directors have no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). For relationships not specifically covered by the NYSE MKT Company Guide, the determination of whether a material relationship exists shall be made by the other members of the Board who are independent.

Item 14. Principal Accountant Fees and Services.

The following table summarizes fees billed to the Company by Wolf & Company, P.C. for 2016 for professional services rendered for each of the last two fiscal years of the Company.

	2016	2015
Audit Fees	$126,500	$122,500
Audit-Related Fees	36,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$162,500	$122,500

Audit Fees. The audit fees consist of aggregate fees billed for professional services rendered by the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees. The audit-related fees consist of aggregate fees billed for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees. Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance, and tax audit defense.

All Other Fees. There were no other fees billed for professional services rendered by Wolf in the year ending December 31, 2016.

Audit Pre-Approval of Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Audit Committee Approval of Fees

Our Audit Committee approved all audit related fees, tax fees and all other fees listed above provided by Wolf to us during the last two fiscal years of the Company.

AMERICAN DG ENERGY INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Index To Financial Statements and Financial Statements Schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)    Exhibits

2.1
Agreement and Plan of Merger, dated November 1, 2016, among the Company, Tecogen, Inc. and Tecogen.ADGE Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 2, 2016).

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

4.7
Revolving Line of Credit Agreement between EuroSite Power Inc. and Elias Samaras dated as of June 30, 2015 to June 30, 2017 (incorporated by reference to Exhibit 10.1 to Eurosite Power Inc.'s Current Report on Form 8-K, as filed with the SEC on July 9, 2015).

AMERICAN DG ENERGY INC.

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

10.7+
Sales Representative Agreement between The Company and Ilios Dynamics, dated October 20, 2009 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2013).

10.8
First Amendment to the Sales Representative Agreement between the Company and Ilios Inc., dated November 12, 2013 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2013).

10.9
Form of Guarantee, dated June 20, 2014, attached to the Form of 4% Senior Convertible Note Due 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

10.10
4% Senior Convertible Note Due 2017 issued by EuroSite Power Inc., dated as of February 20, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

10.11
Note Exchange Agreement between EuroSite Power Inc. and the Company, dated as of February 20, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

10.12
Form of Guaranty relating to the Note Exchange Agreement between EuroSite and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014).

10.13
Convertible Note Amendment Agreement between the Company, EuroSite Power and certain investors, dated October 3, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on October 6, 2014).

10.14
Exchange Agreement dated January 29, 2015 between the Company and IN Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on February 4, 2015).

10.15*
Separation and Release of Claims Agreement, dated February 6, 2015, between the Company, EuroSite Power, Tecogen, Illios and Barry Sanders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on February 9, 2015).

AMERICAN DG ENERGY INC.

10.16
Subscription Agreement, dated as of June 24, 2015, between Peter Westerhoff and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on June 30, 2015).

10.17
First Amendment dated as of August 7, 2015 to the Facilities, Support Services, and Business Agreement, dated as of August 8, 2014, between Tecogen Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on August 13, 2015).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Form 10-SB, as amended, as filed with the SEC on November 2, 2006).

21.1#	List of subsidiaries

23.1#	Consent of Wolf & Company, P.C.

31.1#	Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.2# Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.3#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (Furnished herewith).

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

Item 16. Form 10K Summary.

The Company has determined not to include a summary of the information required by this Form 10-K under this Item 16 of the Form 10-K.

AMERICAN DG ENERGY INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DG ENERGY INC.
(Registrant)

Dated: March 21, 2017	By:	/s/ John N. Hatsopoulos
Co-Chief Executive Officer
(Principal Executive Officer)

Dated: March 21, 2017	By:	/s/ Benjamin M. Locke
Co-Chief Executive Officer
(Principal Executive Officer)

Dated: March 21, 2017	By:	/s/ Bonnie J. Brown
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

AMERICAN DG ENERGY INC.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John N. Hatsopoulos and Bonnie J. Brown, or either of them, each with the power of substitution and re-substitution, as his or her attorney-in-fact and agents, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2016, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Maxwell	Chairman of the Board and Director	March 21, 2017
Charles T. Maxwell

/s/ John N. Hatsopoulos	Director and Co-Chief Executive Officer	March 21, 2017
John N. Hatsopoulos	(Principal Executive Officer)

/s/ Benjamin Locke	Co-Chief Executive Officer	March 21, 2017
Benjamin Locke	(Principal Executive Officer)

/s/ Bonnie J. Brown	Chief Financial Officer, Treasurer and Secretary	March 21, 2017
Bonnie J. Brown	(Principal Financial and Accounting Officer)

/s/ Deanna M. Petersen	Director	March 21, 2017
Deanna M. Petersen

/s/ Christine M. Klaskin	Director	March 21, 2017
Christine M. Klaskin

/s/ John Rowe	Director	March 21, 2017
John Rowe

	Director	March 21, 2017
Joan Giacinti

/s/ Elias Samaras	Director	March 21, 2017
Elias Samaras

AMERICAN DG ENERGY INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American DG Energy Inc.:

We have audited the accompanying consolidated balance sheets of American DG Energy Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of American DG Energy Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 21, 2017

AMERICAN DG ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$338,627	$4,999,709
Accounts receivable, net	815,748	633,924
Unbilled revenue	18,797	12,468
Due from related party	87,845	99,548
Inventory	128,680	975,760
Current assets of discontinued operations	—	1,450,034
Assets held for sale	946,883	—
Prepaid and other current assets	299,667	331,057
Total current assets	2,636,247	8,502,500
Property and equipment, net	15,831,160	17,950,787
Long-term assets of discontinued operations	—	7,527,266
Investment securities	637,651	—
Other assets, long-term	—	41,825
TOTAL ASSETS	$19,105,058	$34,022,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$270,078	$162,976
Accrued expenses and other current liabilities	522,525	257,810
Due to related party	127,904	1,171,863
Current liabilities of discontinued operations	—	699,086
Total current liabilities	920,507	2,291,735
Long-term liabilities:
Loan due to related party	850,000	—
Convertible debentures due related parties	—	16,078,912
Long-term liabilities of discontinued operations	—	4,536,422
Total liabilities	1,770,507	22,907,069
Commitments and contingencies (Note 13)
Stockholders’ equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,684,095 issued and outstanding at December 31, 2016 and 2015	50,684	50,684
Additional paid-in capital	58,823,704	49,641,620
Accumulated other comprehensive loss-investment securities	(136,848)	—
Accumulated deficit	(41,381,221)	(40,622,774)
Total American DG Energy Inc. stockholders’ equity	17,356,319	9,069,530
Noncontrolling interest in discontinued operations	—	1,944,236
Noncontrolling interest	(21,768)	101,543
Total stockholders’ equity	17,334,551	11,115,309
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,105,058	$34,022,378

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DG ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the years ended December 31,

	2016	2015
Revenues
Energy revenues	$5,565,909	$5,684,774
Turnkey & other revenues	575,840	673,422
	6,141,749	6,358,196
Cost of sales
Fuel, maintenance and installation	3,689,294	4,064,145
Site impairments	503,072	618,661
Depreciation expense	1,820,391	1,728,762
	6,012,757	6,411,568
Gross profit (loss)	128,992	(53,372)
Operating expenses
General and administrative	1,878,008	1,937,299
Selling	41,504	694,101
Engineering	649,181	754,962
	2,568,693	3,386,362
Loss from operations	(2,439,701)	(3,439,734)
Other income (expense)
Interest and other income	21,837	193,691
Interest and other expense	(1,062,582)	(1,234,725)
Gain on extinguishment of debt	182,887	—
Gain on deconsolidation	3,887,098	—
Held for sale fair value adjustment	(743,770)	—
Change in fair value of warrant liability	—	6,780
	2,285,470	(1,034,254)
Loss from continuing operations before provision for state income taxes	(154,231)	(4,473,988)
Provision for state income taxes	(60,572)	(27,605)
Loss from continuing operations	(214,803)	(4,501,593)
Loss from discontinued operations (see Note 4)	(1,219,256)	(1,384,122)
Consolidated net loss	(1,434,059)	(5,885,715)
(Income) loss attributable to noncontrolling interest	675,612	455,312
Loss attributable to American DG Energy Inc	(758,447)	(5,430,403)
Other comprehensive loss - unrealized loss on securities	(136,848)	—
Comprehensive loss	$(895,295)	$(5,430,403)

Income (loss) per share from continuing operations attributable to American DG Energy Inc. - basic and diluted	$0.01	$(0.09)
Loss per share from discontinued operations attributable to American DG Energy Inc. - basic and diluted	$(0.02)	$(0.02)
Net loss per share - basic and diluted	$(0.01)	$(0.11)
Weighted average shares outstanding - basic and diluted	50,684,095	50,689,633

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DG ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	American DG Energy Inc. Stockholders
	Number of Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest of Discontinued Operations	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2014	52,140,001	$52,140	$49,854,998	$—	$(35,232,411)	$2,606,815	$483,727	$17,765,269
Distributions to noncontrolling interest	—	—	—	—	—	—	(229,098)	(229,098)
Noncontrolling interest share of transactions affecting subsidiary ownership	—	—	426,980	—	—	—	(376,923)	50,057
Impact of exchange resulting from ADGNY reorganization	100,000	100	(732,116)	—	—	—	—	(732,016)
Fair value of common stock issued in conjunction with exchange of EuroSite common stock	(1,320,000)	(1,320)	(15,250)	—	—	16,570	—	—
Share repurchase program	(235,906)	(236)	(152,141)	—	—	—	—	(152,377)
Stock-based compensation expense	—	—	259,149	—	40,040	—	—	299,189
Net loss	—	—	—	—	(5,430,403)	(679,149)	223,837	(5,885,715)
Balance at December 31, 2015	50,684,095	50,684	49,641,620	—	(40,622,774)	1,944,236	101,543	11,115,309
Distributions to noncontrolling interest	—	—	—	—	—	—	(181,547)	(181,547)
Noncontrolling interest share of transactions affecting subsidiary ownership	—	—	(8,580,847)	—	—	8,581,571	—	724
Deconsolidation of subsidiary	—	—	—	—	—	(9,876,210)	—	(9,876,210)
Sale of subsidiary common stock, net of costs	—	—	7,246,091	—	—	—	—	7,246,091
Exchange of convertible debentures for common stock of subsidiary	—	—	7,903,292	—	—	—	—	7,903,292
Conversion of subsidiary convertible debentures into subsidiary common stock	—	—	2,420,046	—	—	—	—	2,420,046
Stock-based compensation expense	—	—	193,502	—	—	84,251	—	277,753
Net loss	—	—	—	(136,848)	(758,447)	(733,848)	58,236	(1,570,907)
Balance at December 31, 2016	50,684,095	$50,684	$58,823,704	$(136,848)	$(41,381,221)	$—	$(21,768)	$17,334,551

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DG ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(758,447)	$(5,430,403)
Income attributable to noncontrolling interest	58,236	223,837
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,861,232	1,776,048
Gain attributable to distribution of nonmonetary assets to noncontrolling interest	—	(157,870)
Loss from discontinued operations	485,408	704,973
Non-cash site impairments	503,072	618,661
Provision (recovery) for losses on accounts receivable	(120,000)	84,274
Amortization of deferred financing costs	41,825	60,807
Gain on extinguishment of debt	(182,887)	—
Decrease in fair value of warrant liability	—	(6,780)
Non-cash interest expense	726,247	1,191,333
Stock-based compensation	193,502	222,130
Gain on deconsolidation of subsidiary	(3,887,098)	—
Fair value adjustment on assets held for sale	743,770	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	(68,153)	273,614
Due from related party	11,703	(59,767)
Inventory	(843,573)	78,242
Prepaid and other current assets	31,390	(261,010)
Increase (decrease) in:
Accounts payable	107,102	(104,487)
Accrued expenses and other current liabilities	264,715	(86,878)
Due to related party	(1,043,959)	541,058
Other long-term liabilities	—	(2,227)
Net cash used in operating activities	(1,875,915)	(334,445)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(254,927)	(2,238,084)
Proceeds on sale of property and equipment	10,250	4,650
Cash paid in connection with ADGNY reorganization	—	(100,000)
Purchase of investment securities from related party	(150,000)	—
Net cash used in investing activities	(394,677)	(2,333,434)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible debentures due related party	(3,058,943)	—
Proceeds from loan from related party	850,000	—
Purchases of common stock, net of costs	—	(152,377)
Distributions to noncontrolling interest	(181,547)	(229,098)
Net cash used in financing activities	(2,390,490)	(381,475)
Net decrease in cash and cash equivalents	(4,661,082)	(3,049,354)
Cash and cash equivalents, beginning of the period	4,999,709	8,049,063
Cash and cash equivalents, end of the period	$338,627	$4,999,709

AMERICAN DG ENERGY INC.

Supplemental disclosures of cash flows information:

Cash paid during the period for:
Income taxes	$83,044	$48,824

Non-cash investing and financing activities:
Distribution of nonmonetary assets	$—	$340,069
Conversion of subsidiary convertible debentures to common stock of subsidiary	$2,420,046	$—
Settlement of convertible debentures with common stock of subsidiary	$13,783,721	$—

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

The Company derives revenues from selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are generally owned by the Company and are installed in its customers’ buildings. Each month the Company obtains readings from energy meters to determine the amount of energy produced for each customer. The Company multiplies these readings by the appropriate published price of energy (electricity, natural gas or oil) from its customers’ local energy utility, to derive the value of its monthly energy sale, less the applicable negotiated discount. The Company’s revenues per customer on a monthly basis vary based on the amount of energy produced by its energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month. The Company’s revenues commence as new energy systems become operational. As of December 31, 2016, the Company had 92 energy systems operational. In some cases the customer may choose to own the system rather than have it owned by American DG Energy.

The Company has experienced total net losses since inception of approximately $41.4 million. For the next twelve months, the Company expects to experience continuing operating losses as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, plus cash provided by the sale of certain inventory and assets held for sale in January of 2017 are sufficient to meet the working capital requirements of its existing business for the next twelve months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 21, 2018, the Company may need to raise additional capital through a debt financing or an equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. If the Company is unable to raise additional capital in 2018 it may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

Stock-for-Stock Merger

On November 1, 2016, the Company entered into a definitive agreement whereby Tecogen Inc would acquire all of the outstanding shares of American DG in a stock-for-stock merger. Under the agreement, each share of American DG common stock will be exchanged for 0.092 shares of Tecogen common stock, valuing American DG at an approximately 27% premium to the Company's closing share price on that day. This agreement is subject to a vote of security holders of both companies. The transaction is also subject to other customary closing conditions and is expected to close in the first half of 2017.

Exchange of Shares of Subsidiary in Satisfaction of Indebtedness

During the second and third quarters of 2016, the Company settled approximately $16 million of its $19.4 million 6% convertible debentures due May 2018, reducing future debt service requirements of the Company (see Note 7 "Convertible Debentures and Other Debt") by transferring ownership to the holders of the debt, shares of EuroSite Power, reducing the Company's ownership in EuroSite from 48% to just over 2% (see Note 4 "Investment in EuroSite Power and Discontinued Operations").

AMERICAN DG ENERGY INC.

Note 2 — Summary of Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation:

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include American DG New York, LLC, or ADGNY in which the Company holds a 51.0% joint venture interest, and its formerly 48% owned subsidiary EuroSite Power Inc., or EuroSite Power.

As the controlling partner, all major decisions in respect of ADGNY are made by the Company in accordance with the joint venture agreement. The interests in the individual underlying energy system projects in ADGNY vary between the Company and its joint venture partner. The noncontrolling interest and distributions are determined based on economic ownership. The economic ownership is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter, the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent economic ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The same methodology is used to in respect of determining a quarterly distribution of available cash to the noncontrolling interest partner. On the Company’s balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after tax profits less any cash distributions. The Company owned a controlling 51.0% legal interest and had a 51.0% economic interest in ADGNY as of December 31, 2016.

As of December 31, 2016 and 2015, the Company owned a 2.4% and a 48.0% interest in EuroSite Power, respectively, and consolidated EuroSite Power into its financial statements through June 30, 2016 and for the year ended December 31, 2015 in accordance with GAAP, as discussed below.

Through June 30, 2016, the Company consolidated the operating results and financial position of EuroSite Power as it had determined it had a controlling financial interest in EuroSite Power. This determination was based on application of the variable interest entity (VIE) model which determined whether a controlling financial interest exists by other than majority voting ownership. In applying the VIE model, the Company considered the explicit and implicit variable interests which exist in EuroSite Power including its own and its ability to direct the activities of EuroSite Power which most significantly effect it’s economic performance and the Company’s obligation to absorb the expected losses of EuroSite Power.  In addition to its equity ownership in EuroSite Power, the Company has an implicit variable interest in EuroSite Power through its guarantee of the long-term convertible indebtedness of EuroSite Power. This results in the Company’s voting ownership being disproportional to its obligation to absorb the expected losses of EuroSite Power. This combined with the fact that substantially all of EuroSite Power’s  activities either involved or were conducted on behalf of the Company which resulted in EuroSite Power being considered a VIE during that period.

Prior to July 1, 2016, the Company’s level of ownership resulted in the Company’s ability to control the activities which most significantly effect the economic performance of EuroSite Power. This combined with the Company’s obligation to absorb losses which could be significant to EuroSite Power qualified the Company as the primary beneficiary of EuroSite Power. As the primary beneficiary of a VIE, the Company was required to consolidate the operating results and financial position of the VIE.

On June 28, 2016, substantially all of the convertible indebtedness of EuroSite Power guaranteed by the Company was converted by the holders of that debt into shares of EuroSite Power, which diluted the Company's ownership interest in EuroSite Power and which substantially eliminated the Company’s implicit variable interest in EuroSite Power. As a result, the Company concluded it no longer held a controlling financial interest in EuroSite Power and for the period July 1, 2016 through September 30, 2016 accounted for its remaining 20.5% ownership in EuroSite Power using the equity method. Subsequent to September 30, 2016, following a further reduction in its level of ownership in EuroSite Power, the Company accounts for its remaining investment in EuroSite Power as an available-for-sale security (see Note 4 "Investment in EuroSite Power and Discontinued Operations").

The Company’s operations are comprised of one business segment. The Company’s business is selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements. The Company’s continuing revenue is generated in and the Company's long-lived assets are located in the United States of America. Amounts reflected in these consolidated financial statements as relating to discontinued operations were generated in or are primarily located in the United Kingdom.

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

The Company is able to participate in certain energy related programs and receive payments due to the availability of its energy systems. These programs provide incentive payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. For the years ended December 31, 2016 and 2015, the revenue recognized from these programs was $204,516 and $137,896, respectively.

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

Concentration and Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. As of December 31, 2016, the Company had a balance of $103,750 in cash and cash equivalents that exceeded the Federal Deposit Insurance Corporation limit.

During the years ended December 31, 2016 and 2015, one customer accounted for 18.3% and 18.0% of revenue, respectively.

Accounts Receivable

The Company maintains receivable balances primarily with customers located throughout New York and New Jersey. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers,

AMERICAN DG ENERGY INC.

historical trends and other information. Generally, such losses have been within management’s expectations. Bad debt is written off against the allowance for doubtful accounts when identified.

At December 31, 2016 and 2015, the allowance for doubtful accounts was $35,000 and $155,000, respectively. Included in accounts receivable are amounts from two major customers accounting for approximately 20.6% and 27.0% of total accounts receivable as of December 31, 2016 and 2015, respectively.

Inventory

Inventories consist of spare replacement parts and parts used in the assembly of new energy systems, which are not held for resale, and are stated at cost, valued on a first-in, first-out basis. Inventory items are reviewed periodically for obsolescence and are written down to net realizable value when conditions warrant. See "Assets Held for Sale" below.

Assets Held for Sale

At December 31, 2016, certain items of equipment and parts which were sold to a related party subsequent to December 31, 2016 and which were previously classified within property and equipment and inventory are classified as assets held for sale at fair value (see Note 10 "Related Parties" and Note 11 "Fair Value Measurements").

Supply Concentrations

Most of the Company’s cogeneration unit purchases for the years ended December 31, 2016 and 2015 were from one vendor (see Note 10 "Related Parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. In addition, the majority of the Company’s units are installed and maintained by the noncontrolling interest holder or maintained by Tecogen Inc., or Tecogen (see Note 10 "Related Parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The Company reviews its energy systems for potential impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. The Company evaluates the recoverability of its long-lived assets when potential impairment is indicated by comparing the remaining net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company’s energy systems is the lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. During the years ended December 31, 2016 and 2015, the Company recorded asset impairment losses totaling $503,072 and $618,661, respectively, relating to certain of its energy systems as a result of changing or unexpected conditions with respect to the energy systems which impact the estimated future cash flows. The conditional changes impacting the estimated future cash flows related to these assets resulted from changes in the level of demand for electricity and/or hot water at particular installations, finalization of start-up period customization at particular installations and/or price changes in electrical and natural gas rates, all of which impacted estimated future cash flows.

The Company receives rebates and incentives from various utility companies and governmental agencies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of the installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation

AMERICAN DG ENERGY INC.

work verification by a specific date. During 2016 and 2015, the amount of rebates applied to the cost of construction was $143,592 and $32,198, respectively.

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

See Note 8 "Stockholders’ Equity” for a summary of the restricted stock and stock option activity under the Company’s stock-based employee compensation plan for the years ended December 31, 2016 and 2015, respectively.

Income (Loss) per Common Share

The Company computes basic income (loss) per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted earnings per common share using the treasury stock method and the if-converted method for convertible debt. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of its common stock for the period and considers its shares issuable in connection with convertible debentures to be dilutive common stock equivalents when the interest expense per share on any converted shares is less than the basic earnings per share. For the year ended December 31, 2016, the Company excluded 5,559,270 anti-dilutive shares related to stock options and warrants, and for the year ended December 31, 2015, the Company excluded 14,336,083 anti-dilutive shares resulting from exercise of stock options, warrants, unvested restricted stock and shares issuable in connection with convertible debentures. All shares issuable for all periods presented were anti-dilutive because of either the reported net loss or because the weighted average exercise price exceeded the market price of the Company's stock or the interest expense per share was greater than the basic earnings per share.

For the year ended December 31, 2016, the basis for computing income from continuing operations per share considers the reported loss from continuing operations of $(214,803) after attributing $675,612 to the noncontrolling interest, or $460,809 which represents the income from continuing operations attributable to American DG Energy.

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

The tax years 2013 through 2015 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carry forward attributes generated in years past may still be adjusted

AMERICAN DG ENERGY INC.

upon examination by the Internal Revenue Service or state tax authorities if they are or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company would record any such interest and penalties as a component of interest expense. The Company does not expect any material changes to the unrecognized benefits within twelve months of the reporting date.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, line of credit due to related party and amounts due to related parties. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and amounts due to related parties approximate their fair values based on their short-term nature. The carrying value of the loan due to related party on the balance sheet at December 31, 2016 approximates fair value as the terms approximate those currently available for similar instruments (see Note 11 "Fair Value Measurements”).

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

In August 2014, the FASB issued ASU 2014-15 "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, ended after December 15, 2016. The Company has adopted this ASU for the year ended December 31, 2016.

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

In February 2016, the FASB released ASU 2016-02, "Leases," completing its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. Entities should be aware of the following key points about the new FASB standard: Lessees will be required to recognize most leases “on balance sheet.” The new guidance retains a dual lease accounting model for purposes of income statement recognition, continuing the distinction between what are currently known as “capital” and “operating” leases for lessees. Lessors will focus on whether control of the underlying asset has transferred to the lessee to assess lease classification. A new definition of a “lease” could cause some contracts formerly accounted for under ASC 840 to fall outside the scope of ASC 842, and vice versa. A modified retrospective transition will be required, although there are significant elective transition reliefs available for both lessors and lessees. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2018. The effective date for most other entities is deferred for one year, meaning that most calendar-year private companies will be required to adopt the new standard in 2020. Early adoption is permitted for all entities. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

AMERICAN DG ENERGY INC.

Note 3 — Property and Equipment:

Property and equipment consisted of the following at December 31, 2016 and 2015:

	2016	2015
Energy systems	$23,739,407	$23,348,928
Computer equipment and software	146,283	143,204
Furniture and fixtures	85,463	85,463
Vehicles	176,764	194,192
	24,147,917	23,771,787
Less — accumulated depreciation	(10,671,333)	(8,822,809)
	13,476,584	14,948,978
Construction in progress	2,354,576	3,001,809
	$15,831,160	$17,950,787

Depreciation expense of property and equipment totaled $1,861,232 and $1,776,048 for the years ended December 31, 2016 and 2015, respectively.

Note 4. Investment in EuroSite Power and Discontinued Operations
During the second and third quarters of 2016, the Company settled approximately $16 million of the $19.4 million of its 6% convertible debentures due May 2018 (see Note 5 Convertible Debentures) by transferring ownership of shares it owned of EuroSite Power Inc., or EuroSite Power to the holders of the debt. As a result, the Company's ownership in EuroSite Power decreased from 48.04% to 2.03%. Prior to the foregoing exchanges, the Company consolidated the results of EuroSite Power under the variable interest model as it was determined to be the primary beneficiary of EuroSite Power.
The exchanges were undertaken primarily as a plan to reduce future debt service requirements of the Company, however they also resulted in a disposition of all foreign operations of the Company, representing a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, amounts related to this component have been reported in discontinued operations in the accompanying consolidated financial statements.
Prior to June 28, 2016, the Company accounted for its investment in EuroSite Power as a consolidated subsidiary as it determined it was the primary beneficiary of EuroSite Power under the variable interest model. That determination included consideration of an implicit variable interest held by the Company in the form of a guarantee of the long-term convertible indebtedness of EuroSite Power. On June 28, 2016, substantially all of that convertible indebtedness was converted by the holders into shares of EuroSite Power, which diluted the Company's ownership in EuroSite Power and which substantially eliminated the Company's implicit interest in EuroSite Power. As a result, the Company concluded it no longer held a controlling financial interest in EuroSite Power and deconsolidated EuroSite Power in its consolidated financial statements. This required recording the remaining shares held, representing a 20.5% ownership interest, at fair value as an equity method investment, which resulted in a gain of approximately $3.9 million. The Company utilized a market approach in determining the fair value of the shares retained which incorporated the quoted market price of the shares at the date of deconsolidation adjusted for volatility (see Note 11 "Fair Value Measurements").
As of September 30, 2016, following the second exchange, the Company held a 2.03% interest in the common stock of EuroSite Power. As such, the equity method of accounting was no longer appropriate in that the ability to exercise significant influence over EuroSite Power no longer existed at this level of ownership, and accordingly, since September 30, 2016 the investment has been accounted for as an available-for-sale security.
On December 15, 2016, the Company agreed to purchase 300,000 common shares of EuroSite Power at $0.50 per share from a director of the Company. Subsequent to this purchase and as of December 31, 2016, the Company holds a 2.39% interest in the common stock of EuroSite Power (see Note 11 "Fair Value Measurements").

AMERICAN DG ENERGY INC.

The following is a reconciliation of the major line items comprising loss from discontinued operations for the years ended December 31, 2016 and 2015:

	2016	2015
Revenue	$1,327,469	$2,198,721
Cost of sales	$1,081,484	$2,314,525
Operating expenses	$1,104,090	$1,611,786
Other expenses, net	$361,151	$36,708
Pretax loss from discontinued operations	$1,219,256	$1,764,298
Income tax benefit	$—	$380,176
Loss from discontinued operations	$1,219,256	$1,384,122
Loss from discontinued operations attributable to noncontrolling interest	$733,848	$679,149
Loss from discontinued operations attributable to American DG Energy Inc.	$485,408	$704,973
The total operating and investing cash flows of the discontinued operations for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Net cash used in operating activities	$(371,539)	$(365,186)
Net cash used in investing activities	$(334,946)	$(1,823,847)
Net cash provided by (used in) financing activities	5,246,090	(1,000,000)

Note 5 - ADGNY Reorganization:

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

AMERICAN DG ENERGY INC.

Note 6 - Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following at December 31, 2016 and 2015:

	2016	2015
Professional fees accrual	$131,500	$147,321
Payroll accrual	63,054	65,101
Customer deposits	98,258	36,525
Accrued interest	1,257	—
Accrued taxes	228,456	6,635
Deferred revenue	—	2,228
	$522,525	$257,810

Note 7 — Convertible Debentures and Other Debt:

American DG Energy Convertible Debentures

As of December 31, 2015, the Company had issued and outstanding $19,400,000 principal amount of debentures to John N. Hatsopoulos, the Company's Co-Chief Executive Officer, and to a principal owner of the Company (the "Senior Unsecured Convertible Debentures" or "debentures"). The debentures, as amended, mature on May 25, 2018 and accrue interest at 6.0% per annum, payable on a semi-annual basis. At the holder's option, the debentures may be converted into shares of the Company's common stock at a conversion price of $2.11 per share, subject to adjustment in certain circumstances. The Company has the option to redeem the debentures at 115% of the Par Value after May 25, 2016.

On May 25, 2014, the total interest due to the debenture holders was $582,000, and the Company satisfied the interest obligation by issuing to the debenture holders 260,154 shares of common stock at $2.24 per share which was the average price of the Company's common stock during the month of April 2014. In connection with this transaction, the Company recorded an additional charge of $42,368 of non-cash interest expense, which was the difference between the average stock price and the fair market value on May 25, 2014.

On October 3, 2014, the Company consummated a series of transactions whereby, under an agreement with John N. Hatsopoulos and a principal owner of the Company, the holders of the Company’s Senior Unsecured Convertible Debentures were paid the interest due under the convertible debentures through the next semiannual payment date of November 25, 2014 by delivering 1,164,000 shares of common stock of the Company's subsidiary, EuroSite Power, which were owned by the Company and which had a market value of $582,000. The Company also delivered 8,245,000 additional shares of EuroSite Power it owned with an aggregate market value of $4,122,500 to the holders of the Senior Unsecured Convertible Debentures for prepayment of all interest which would become due under the Senior Unsecured Convertible Debentures through the maturity date of May 25, 2018. In connection with these transactions, the Company also delivered to the holders of the Senior Unsecured Convertible Debentures three-year warrants with an exercise price per share of $0.60 to purchase an additional 1,164,000 shares of EuroSite Power from the Company with an aggregate market value of $84,911.

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

The exchange of debentures was not considered to be an extinguishment under ASC 470-50 as the debt instruments exchanged were not considered to have substantially different terms and, accordingly, no gain or loss was recognized. The

AMERICAN DG ENERGY INC.

existing basis in the convertible debentures prior to the exchange was carried over and an additional discount equal to the fair value of the EuroSite Power shares exchanged for future interest and the fair value of the warrants was recorded. The total discount, including the fair value of the warrant of $84,911, was $4,207,411. The revised discount is amortized to interest expense on the interest method. The effective interest rate to fully accrete the 2014 Convertible Debentures to their face value at maturity is 7.8%.
On May 4, 2016, the Company settled $9.3 million of its $19.4 million outstanding 2014 Convertible Debentures by transferring ownership of approximately 14.72 million shares it owned of EuroSite Power to the holders of the debt.
As the shares used to extinguish the debt are considered nonmonetary assets, the overall gain realized of approximately $7.2 million is composed of two elements: (1) the gain resulting from the difference between the carrying value and the fair value of the shares transferred, of approximately $7.7 million and (2) the loss from the debt extinguishment of approximately $500,000.
As the Company retained its controlling financial interest, through June 28, 2016, in EuroSite Power following the transaction, no gain was recognized on the transaction, rather the gain was credited to additional paid-in capital in accordance with ASC 810-10-45-23.
On September 30, 2016, the Company settled $6.7 million of its $10.1 million outstanding 2014 Convertible Debentures by transferring ownership of 15.2 million shares it owned of EuroSite Power in exchange for the debt. A new note evidencing the remaining balance of the debt outstanding of $3,418,681 was issued, replacing the previous note. Interest on the debt was previously prepaid through maturity and the prepayment is reflected as a discount against the debt which is amortized to interest expense over the life of the debt.
As the shares used to extinguish the debt are considered nonmonetary assets, the overall gain realized of $182,887 is composed of two elements: (1) the gain resulting from the difference between the carrying value and the fair value of the shares transferred, of $107,688 and, (2) the gain from the debt extinguishment of $75,199. The total gain is recorded as a gain on extinguishment of debt in the consolidated statement of operations as the Company no longer retained its controlling financial interest following the transaction.
On December 23, 2016, the Company repaid the remaining outstanding balance of its 2014 Convertible Debentures for $3,058,943 representing payment in full of the remaining $3,418,681 net of remaining interest through maturity which had been previously prepaid.

The unamortized discount at December 31, 2015 was $3,321,088. The non-cash interest expense related to amortization of the discount for the years ended December 31, 2016 and 2015 was $705,247 and $1,191,333, respectively.

Loan due to related party

On December 22, 2016, the Company entered into a loan agreement ("Agreement") with John Hatsopoulos, the Company's co-Chief Executive Officer and member of the Company's board of directors. Under the terms of the Agreement, the Company borrowed $850,000 from Mr. Hatsopoulos. The borrowing bears interest at 6%, payable quarterly and is due in full on May 25, 2018. The Company may prepay any amount of the borrowing at any time without penalty.

Note 8 — Stockholders’ Equity:

Common Stock

On August 6, 2014, the Company entered into an underwritten offering with an underwriter whereby the Company issued: (i) 2,650,000 shares of its common stock, (ii) three-year warrants to purchase up to 2,829,732 shares of its common stock and (iii) five-year warrants to purchase an additional 112,538 to the underwriters with an exercise price of $1.89 per share and net proceeds of $3,269,275. The Company continues to use the net proceeds of the offering for working capital purposes in connection with development and installation of current and new energy systems.

On September 19, 2014, the Board of Directors of the Company approved a common stock repurchase program that shall not exceed 1,000,000 shares of common stock and shall not exceed $1,100,000 of cost. The approval allows for purchases over a 24-month period at prices not to exceed $1.30 per share. During the year ended December 31, 2016, the Company purchased no shares. During the year ended December 31, 2015, the Company repurchased 235,906 shares of common stock at an average price of $0.55. During the year ended December 31, 2014, the Company repurchased 588,073 shares of common stock at an average price of $0.80.

On January 29, 2015, the Company entered into an exchange agreement, (or the "Exchange Agreement"), with IN Holdings Corp., (or "IN Holdings"), a holder of more than 5% percent of the Company’s common stock. In connection with

AMERICAN DG ENERGY INC.

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

In conjunction with the ADGNY Reorganization (see Note 5 "ADGNY Reorganization"), in the second quarter of 2015 the Company issued 100,000 shares with a fair value of $63,000.

The holders of common stock have the right to vote their interest on a per share basis. At December 31, 2016, there were 50,684,095 shares of common stock outstanding.

Warrants

The three year warrants to purchase up to 2,829,732 shares of common stock issued in August 2014 are exercisable for an initial exercise price of$1.8875 per share (subject to adjustment in the event of a stock dividend or distribution, or a subdivision or combination of the Company’s common stock) or pursuant to cashless exercise in the event our common stock is no longer registered under the Exchange Act. If the Company declares or makes a dividend or distribution of its assets by way of return of capital or otherwise, a warrant holder will be entitled to participate in such distribution as if the holder held the number of shares of common stock acquirable upon exercise of the warrant. Also, in the event of certain transactions referred to in the warrant agreement as a Fundamental Transaction, the holder of the warrant will have the right to receive, upon exercise of the warrant, the same amount and kind of securities as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior thereto, the holder of the number of shares then issuable upon exercise in full of the warrant without regard to any limitations on exercise contained in the warrant. The Company is required to provide prior notice to holders of the warrants of any record date in connection with a Fundamental Transaction and any closing of a Fundamental Transaction. The Company shall not affect any such Fundamental Transaction unless prior to or simultaneously with the consummation thereof, any successor to the Company, surviving entity or the corporation purchasing or otherwise acquiring such assets or other appropriate corporation or person shall assume the Warrant and the obligation to deliver to the registered holder may be entitled to receive, and the other obligations under the Warrant. A Fundamental Transaction includes; the merger or consolidation of the Company or any subsidiary (collectively, the “Company”) with another person; the sale, lease, license, assignment, transfer, conveyance or other disposition of substantially all of the Company’s assets; a purchase, tender or exchange offer accepted by 50% or more of the Company’s outstanding voting shares; the consummation of a stock or share purchase agreement or other combination with another person with regard to 50% of the Company’s voting shares; the reorganization, recapitalization or reclassification of the Company’s shares; a stock combination, reverse stock split or similar transaction involving the Company’s common stock or a public announcement with regard thereto; or any person becomes the beneficial owner of 50% of the voting power represented by outstanding voting shares.
The Company’s five-year warrants to purchase an additional 112,538 shares (subject to adjustment) of common stock issued to the underwriters in connection with the August 2014 underwritten offering have an exercise price of $1.89 per share in cash or pursuant to cashless exercise provisions, are exercisable in whole or in part at any time until July 2019, and have demand and piggy-back registration rights. In addition, in the event of a reclassification, reorganization or other transfers, the holder shall have the right to receive, upon exercise, the kind and amount of shares receivable upon such reclassification, reorganization or other transfer and to receive a substitute warrant. In addition the holders are entitled to 15 days advance notice of any record date established in connection with an exchange of securities.

AMERICAN DG ENERGY INC.

Warrant activity for the years ended December 31, 2016 and 2015 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2014	3,449,770	$2.09
Granted	—	—
Exercised	—	—
Expired	(500,000)	3.25
Balance, December 31, 2015	2,949,770	$1.89
Granted	—	—
Exercised	—	—
Expired	(7,500)	2.69
Balance, December 31, 2016	2,942,270	$1.89

Stock Based Compensation

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

In 2015, American DG granted 200,000 nonqualified options to purchase shares of its common stock to two officers of the Company at prices ranging between $0.29 and $0.52 per share. Those options have a vesting schedule of 4 years and expire in 10 years. The fair value of all options issued in 2015 was $53,195, with a weighted average grant date fair value of $0.27 per option.

In 2016, American DG granted 300,000 nonqualified options to purchase shares of its common stock to three directors and 105,000 to two employees at prices ranging between $0.32 and $0.38 per share. Those options have a vesting schedule of 4 years and expire in 10 years. The fair value of the options issued in 2016 was $98,764, with a weighted average grant date fair value of $0.24 per option.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2016	2015
Stock options and restricted stock awards
Expected life	6.25 years	6.25 years
Risk-free interest rate	1.82%	2.09%
Expected volatility	85.00%	72.90%

AMERICAN DG ENERGY INC.

Stock option activity for the year ended December 31, 2016 was as follows:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2015	2,478,000	$1.06	4.93 years	$4,000
Granted	405,000	$0.41
Exercised	—	—
Canceled	(216,000)	$0.66
Expired	(50,000)	$1.12
Outstanding, December 31, 2016	2,617,000	$0.98	4.53 years	$—
Exercisable, December 31, 2016	1,625,500	$1.23		$—
Vested and expected to vest, December 31, 2016	2,617,000	$0.98		$—

The aggregate intrinsic value of options outstanding as of December 31, 2016 is calculated as the difference between the exercise price of the underlying options and the price of American DG’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

During the years ended December 31, 2016 and 2015, the consolidated Company recognized employee non-cash compensation expense of $193,502 and $222,130, respectively, related to the issuance of stock options by the Company and EuroSite Power. At December 31, 2016 and 2015, the total compensation cost related to unvested stock option awards, for American DG Energy, not yet recognized was $152,332 and $212,575, respectively.

Noncontrolling interests

The following schedule discloses the effects of changes in the Company's ownership interest in its consolidated subsidiaries on the Company's equity for the years ended December 31, 2016 and 2015.

	2016	2015
Net loss attributable to American DG Energy Inc.	$(758,447)	$(5,430,403)
Transfers (to) from noncontrolling interest:
Decrease in additional paid-in capital for exchange of 1,320,000 EuroSite Power common shares for current and future interest related to the Company's convertible debentures (see "Note 7 - Convertible Debentures and Other Debt")		(15,250)
Reorganization of subsidiary ownership		(732,116)
Increase in American DG Energy Inc.'s additional-paid-in-capital for exchange of convertible debentures for common stock of subsidiary	7,903,292
Increase in American DG Energy Inc.'s additional paid-in-capital for sale by EuroSite Power of 12,608,696 common shares	7,246,091
Increase in American DG Energy Inc.'s additional paid-in-capital for conversion of EuroSite Power convertible debentures into 3,909,260 common shares of EuroSite Power	2,420,046
Noncontrolling interest share of transactions affecting subsidiary ownership	(8,580,847)	426,980
Subtotal transfers (to) from noncontrolling interest	8,988,582	(320,386)
Change from net loss attributable to American DG Energy Inc. and transfers (to) from noncontrolling interest	$8,230,135	$(5,750,789)

AMERICAN DG ENERGY INC.

Note 9 — Employee Benefit Plan:

The Company has a defined contribution retirement plan, or the Retirement Plan, which qualifies under Section 401(k) of the Internal Revenue Code, or the IRC. Under the Retirement Plan, employees meeting certain requirements may elect to contribute a percentage of their salary up to the maximum allowed by the IRC. The Company matches a variable amount based on participant contributions up to a maximum of 4.50% of each participant’s salary. The Company contributed $42,057 and $52,469 to the Retirement Plan for the years ended December 31, 2016 and 2015, respectively.

Note 10 — Related Parties:

Eurosite Power, Tecogen, Ilios Inc., or Ilios are deemed to be related parties by virtue of common ownership and/or common management.

The Company purchases the majority of its cogeneration units from Tecogen, a related party sharing similar management. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the Company and the Company leases office space from Tecogen. These costs were reimbursed by the Company. For years ending December 31, 2016 and 2015, the Company bought equipment and maintenance services from Tecogen of $986,203 and $1,917,063, respectively.

In July 2012, the Company entered into a Facilities, Support Services and Business Agreement, or the Agreement, with Tecogen, to provide the Company with certain office and business support services for a period of one year, renewable annually by mutual agreement. Under the current amendment to the Agreement, Tecogen provides the Company with office space and utilities at a monthly rate of $4,479. On July 1, 2013 and November 12, 2013, the Company entered into Amendments with Tecogen. Each amendments renews the term of the Facilities, Support Services and Business Agreement between the Company and Tecogen. The Amendments further clarify that the total sales thresholds for volume discounts are to be met during a calendar year and that the Company's representation rights may be terminated by either the Company or Tecogen upon 60 days' notice, without cause. The Amendments state that in New England States the Company shall have the right to purchase Cogeneration products directly from Tecogen as described in the agreement as long as the Company intended use is to retain long-term ownership of the Cogeneration product and utilize it for the production and sale of electricity and thermal energy. Tecogen will not sell its products to parties for which the intended use is to earn revenue from metered energy to third parties (i.e., ADG Energy “On-Site Utility” energy projects) other than the Company. In cases where the Company has the opportunity to sell Cogeneration products to an unaffiliated party in the New England States and where Tecogen has no other appointed representation in that specific region, the Company may buy/resell the Cogeneration product as specified under the terms of this agreement. If, however, Tecogen has appointed a local exclusive representative in that specific New England region, The Company will defer to the local representative for pricing and other specific details for working cooperatively. The Company has granted Tecogen sales representation rights on its On-Site Utility energy service in California.

On October 22, 2009, the Company signed a five-year exclusive distribution agreement with Ilios Inc., or Ilios, then a subsidiary of Tecogen which subsequently merged with Tecogen. Under terms of the agreement, the Company has exclusive rights to incorporate Ilios’ ultra-high-efficiency heating products, such as a high efficiency water heater, in its energy systems throughout the European Union and New England. The Company also has non-exclusive rights to distribute Ilios’ product in the remaining parts of the United States and the world in cases where the Company retains ownership of the equipment for its On-Site Utility business.

On November 12, 2013, the Company entered into the First Amendment to the Sales Representative Agreement with Ilios. The Amendment allows Ilios to appoint sales representatives in the European Union (EU) in addition to the Company. For nations of the EU the Company has the right under this agreement to purchase Ilios products directly from Ilios at a stipulated price as long as the Company's intended use is to retain long-term ownership of the Ilios product and utilize it for the production and sale of thermal energy (i.e., ADG Energy “On-Site Utility” energy projects). Ilios will not sell its products to parties for which the intended use is to earn revenue from metered energy to third parties (i.e., ADG Energy “On-Site Utility” energy projects) other than the Company. In cases where the Company has the opportunity to sell Ilios products to an unaffiliated party in the EU and where Ilios has no other appointed representation in that specific region, the Company may buy/resell the Ilios product as specified under the terms of this contact. If, however, Ilios has appointed a local exclusive representative in that specific EU region, the Company will defer to the local representative for pricing and other specific details for working cooperatively.

AMERICAN DG ENERGY INC.

On December 22, 2016, the Company entered into a Revolving Line of Credit Agreement ("Agreement") with John Hatsopoulos, the Company's co-Chief Executive Officer and member of the Company's board of directors. Under the terms of the Agreement, Mr. Hatsopoulos had agreed to lend the Company up to an aggregate of $3,000,000, upon written request.

On January 13, 2017, the Company sold certain items of equipment and a substantial portion of its parts inventory to Tecogen, which is a major supplier to the Company, at Tecogen's cost, which is generally manufacturer or wholesale cost rather than a retail cost. The sale was prompted out of a need for funds to retire existing long-term indebtedness of the Company. As a result, the Company has classified these items as assets held for sale at December 31, 2016 at fair value (see Note 11 "Fair Value Measurements"). The Company's carrying value in respect of the items sold exceeded their fair value by approximately $744,000, which has been recognized in the accompanying consolidated statement of operations for the year ended December 31, 2016.

For further description of certain related party transactions see Note 4 "Investment in EuroSite Power and Discontinued Operations" and Note 7 "Convertible Debentures and Other Debt".

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
The following table presents the assets reported on the consolidated balance sheets measured at their fair value on both a recurring basis and a nonrecurring basis as of December 31, 2016 (none in 2015) by level within the fair value hierarchy.

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2016	Level 1	Level 2	Level 3	Total gains (losses)
Description
Recurring fair value measurements
Available-for-sale equity securities
EuroSite Power Inc.	$637,651	$—	$—	$637,651
Total recurring fair value measurements	$637,651	$—	$—	$637,651
Nonrecurring fair value measurements
Long-lived assets held and used(a)	$681,577	$—	$—	$681,577	$(503,072)
Assets held for sale(b)	946,883	—	—	946,883	(743,770)
Total nonrecurring fair value measurements	$1,628,460	$—	$—	$1,628,460	$(1,246,842)

AMERICAN DG ENERGY INC.

(a) Long-lived assets held and used with a carrying amount of $1,184,649 were written down to their fair value of $681,577, resulting in an impairment charge of $503,072, which was included in earnings for the period.

(b) Assets held for sale with a carrying amount of $1,690,653 were written down to their fair value of $946,883, resulting in a loss of $743,770, which was included in earnings for the period.

              In connection with the Company’s asset impairment analysis (see “Note 2 - Summary of Significant Accounting Policies” - Property and Equipment), the Company utilized Level 3 category fair value measurements. Those measurements employed the use of discounted cash flow analysis to determine the fair value of certain energy systems. The discounted cash flow analyses were based on estimates of the future profitability of each energy system based on existing specifically identifiable contractual provisions related to each energy system and a discounted at a rate of 5.61% per annum.

In connection with the ADGNY reorganization (see Note 5 "ADGNY Reorganization"), the Company utilized Level 3 category fair value measurements to account for the assets transferred to AES-NJ. Those measurements employed the use of discounted cash flow analysis to determine the fair value of certain energy systems. The discounted cash flow analyses were based on estimates of the future profitability of each energy system based on existing specifically identifiable contractual provisions related to each energy system and discounted at a rate of 15% per annum or $632,016 and a book value of $474,146 with a resultant gain of $157,870.

In connection with the sale of certain equipment and inventory to Tecogen (see Note 10 "Related Parties"), the Company utilized a Level 3 category fair value measurement to value the assets classified as held for sale at December 31, 2016. That measurement was based on the manufactured or wholesale cost of such assets as this is the level at which the Company determined such assets could be sold in the market given the level of both functional and economic obsolescence, which results from the existence of newer, less expensive and more effective and efficient replacements.

The Company utilizes a Level 3 category fair value measurement to value its investment in EuroSite Power as an available-for-sale security as of December 31, 2016 (see Note 4 "Investment in EuroSite Power and Discontinued Operations"). That measurement is determined by management based on an average of the quoted closing sales price in the first 24 trading days of the year following year end, which is further adjusted downward by a 10% factor for volatility.

The following table summarizes changes in level 3 assets measured at fair value on a recurring basis, which are comprised of available-for-sale securities, for the period:

Initial establishment of fair value at September 30, 2016
Carryover basis from equity method investment	$624,499
Purchase of 300,000 shares at $0.50 per share	150,000
Unrealized loss recognized in other comprehensive loss	(136,848)
Fair value at December 31, 2016	$637,651

AMERICAN DG ENERGY INC.

Note 12 — Income Taxes:

The components of loss from operations before income taxes for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Domestic	$(513,000)	$(4,731,000)
Foreign	(438,000)	(1,304,000)
	$(951,000)	$(6,035,000)

Reconciliation of federal statutory income tax provision to the Company’s actual provision for the years ended December 31, 2016 and 2015, respectively, are as follows:

	2016	2015
Benefit at federal statutory tax rate	$(323,000)	$(2,052,000)
Foreign rate differential	70,000	209,000
UK Energy Incentives	—	(380,000)
Unbenefited operating losses	253,000	1,843,000
Provision for income taxes	104,000	37,000
Income tax provision	$104,000	$(343,000)

The component of net deferred tax assets recognized in the accompanying balance sheets at December 31, 2016 and 2015, respectively, are as follows:

	2016	2015
Net operating loss carryforwards	$3,177,000	$11,875,000
Accrued expenses and other	131,000	57,000
Stock compensation	806,000	1,312,000
Depreciation	685,000	357,000
	4,799,000	13,601,000
Valuation allowance	(4,799,000)	(13,601,000)
Net deferred tax asset	$—	$—

As of December 31, 2016, the Company has federal and state loss carryforwards of approximately $9,850,000 and $4,898,000, respectively, which may be used to offset future federal and state taxable income, expiring at various dates through 2036. Included in these net operating losses is $1,353,000 of excess stock compensation deductions, related to the amount of tax deductions on restricted stock, in excess of book compensation expense. Management has determined that it is more likely than not that the Company will not recognize the benefits of the federal and state deferred tax assets and as a result has recorded a valuation allowance against the entire net deferred tax asset. If the Company should generate sustained future taxable income, against which these tax attributes may be recognized, some portion or all of the valuation allowance would be reversed. The valuation allowance increased by $8,802,000 during the year ended December 31, 2016, due primarily to income generated from the deconsolidation of EuroSite Power, stock compensation and depreciation. The valuation allowance increased $1,685,000 during the year ended December 31, 2015, due primarily to net operating losses generated, stock compensation and depreciation.

The Company files income tax returns in U.S. federal jurisdiction and a foreign jurisdictions. The IRS can audit for the years 2012 through 2015. The IRS has the ability to audit the deduction for net operating losses in the year taken. We do not have an IRS audit underway at this time.

The Company has no uncertain tax positions as of December 31, 2016 and 2015.

The Company's federal and state net operating losses could be limited to the extent that there are significant changes in ownership of the Company's stock. The Company has not assessed the impacts of these limitations on its tax attributes.

AMERICAN DG ENERGY INC.

Note 13 — Commitments and Contingencies:

The Company guarantees certain obligations of its former subsidiary EuroSite Power Inc. These guarantees include certain long term unsecured convertible indebtedness, with a remaining principal amount outstanding subject to the guarantee at December 31, 2016 of $300,000 with a maturity date of June 17, 2017; a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at December 31, 2016 is approximately $322,000 due ratably in equal installments through September 2021; and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, the Company does not believe there to be any amounts probable of payment by the Company under any of the guarantees and has determined that the value associated with the non-contingent aspect of the guarantees is not significant.

At this time the Company believes these guarantees are not material to its financial statements. See Note 14 "Subsequent Events" for litigation discussion.

Note 14 — Subsequent Events:

On January 13, 2017, the Company sold certain items of equipment and a substantial portion of its parts inventory to Tecogen, which is a major supplier to the Company, at Tecogen's cost, which is generally a wholesale cost rather than a retail cost. The sale was prompted out of a need for funds to retire existing long-term indebtedness of the Company. See Note 10 "Related Parties".

On February 27, 2017, Mr. Hatsopoulos terminated the Revolving Line of Credit Agreement, allowing for payment of the outstanding balance of $850,000 to be made on the Maturity date. The borrowing bears interest at 6%, payable quarterly and is due in full on May 25, 2018. The Company may prepay any amount of the borrowing at any time without penalty. See Note 7 "Convertible Debentures and Other Debt" and Note 10 "Related Parties".

American DG Energy (“ADGE” or the “Company”) is a defendant in a class action lawsuit brought by a public shareholder of the Company in the Business Litigation Section of the Superior Court in the Commonwealth of Massachusetts (the “State Court”), May v. American DG Energy Inc., et al., Civ. Act. No. 17-0390-BLS2.  The State Court case, filed on February 6, 2017, challenges a proposed merger transaction pursuant to which the Company would be acquired by an affiliated company, Tecogen Inc.  The complaint alleges (i) breach of fiduciary duties against the individual defendants, and (ii) aiding and abetting the board’s breaches of fiduciary duties against Tecogen.

The Company is also named as a defendant (although no service of process has yet been effected) in a second class action lawsuit brought by a different public shareholder in the United States District Court for the District of Massachusetts (the “Federal Court”), Vardakas v. American DG Energy Inc., et al., Case 1:17-cv-10247-MPK (D. Mass).  The Federal Court case, filed on February 15, 2017, similarly challenges the proposed merger described above.  Specifically, the complaint alleges (i) violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, (ii) violations of Section 20(a) of the Exchange Act, (iii) various breaches of fiduciary duties, and (iv) aiding and abetting of said breaches by specific defendants.

The Company believes that these lawsuits are so-called “strike suits” that are routinely filed without merit in mergers of this type, and the Company strongly disputes the allegations in both the State Court and the Federal Court cases.  The Company intends to vigorously defend itself and it is not able to reasonably estimate the amount of loss, if any, that might arise from the resolution of these matters. At this time the Company believes these cases are not material to its financial statements.

The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than those disclosed in the notes to these consolidated financial statements.