Form 10-Q
period 2017-03-31
AMERICAN DG ENERGY INC
filed 2017-05-12
CIK 1378706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non –accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at May 12, 2017
Common Stock, $0.001 par value	50,684,095

AMERICAN DG ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2017

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “American DG Energy” refer to American DG Energy Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,127,252	$338,627
Accounts receivable, net	778,044	815,748
Unbilled revenue	17,079	18,797
Due from related party	71,468	87,845
Inventory	109,823	128,680
Assets held for sale	—	946,883
Prepaid and other current assets	356,496	299,667
Total current assets	2,460,162	2,636,247
Property and equipment, net	15,548,797	15,831,160
Investment securities	519,568	637,651
TOTAL ASSETS	$18,528,527	$19,105,058

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$257,100	$270,078
Accrued expenses and other current liabilities	635,238	522,525
Due to related party	183,030	127,904
Total current liabilities	1,075,368	920,507
Long-term liabilities:
Loan due to related party	850,000	850,000
Total liabilities	1,925,368	1,770,507
Commitments and contingencies (Note 8)
Stockholders' equity:
American DG Energy Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,684,095 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	50,684	50,684
Additional paid-in capital	58,852,221	58,823,704
Accumulated other comprehensive loss-investment securities	(254,931)	(136,848)
Accumulated deficit	(42,025,342)	(41,381,221)
Total American DG Energy Inc. stockholders’ equity	16,622,632	17,356,319
Noncontrolling interest	(19,473)	(21,768)
Total stockholders' equity	16,603,159	17,334,551
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,528,527	$19,105,058

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues
Energy revenues	$1,627,498	$1,364,285
Turnkey & other revenues	90,666	150,164
	1,718,164	1,514,449
Cost of sales
Fuel, maintenance and installation	1,131,104	1,051,261
Depreciation expense	524,835	438,081
	1,655,939	1,489,342
Gross profit	62,225	25,107
Operating expenses
General and administrative	442,795	377,638
Selling	1,704	20,524
Engineering	154,578	161,002
	599,077	559,164
Loss from operations	(536,852)	(534,057)

Other income (expense), net
Interest and other income	4,716	12,715
Interest expense	(13,215)	(324,332)
	(8,499)	(311,617)
Loss from continuing operations before provision for income taxes	(545,351)	(845,674)
Provision for income taxes	(87,365)	(66,427)
Loss from continuing operations	(632,716)	(912,101)
Income attributable to the noncontrolling interest	(11,405)	(1,036)
Loss attributable to American DG Energy Inc. from continuing operations	(644,121)	(913,137)
Loss from discontinued operations (Note 4)	—	(188,058)
Net loss attributable to American DG Energy Inc.	(644,121)	(1,101,195)
Other comprehensive loss - unrealized loss on securities	(118,083)	—
Comprehensive loss	$(762,204)	$(1,101,195)

Loss per share from continuing operations attributable to American DG Energy Inc. - basic and diluted	$(0.01)	$(0.02)
Loss per share from discontinued operations attributable to American DG Energy Inc. - basic and diluted	$—	$—
Net loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding - basic and diluted	50,684,095	50,684,095

See Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN DG ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to American DG Energy, Inc.	$(644,121)	$(1,101,195)
Income attributable to noncontrolling interest	11,405	1,036
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	531,867	449,075
Loss from discontinued operations	—	188,058
Amortization of deferred financing costs	—	10,141
Non-cash interest expense	—	282,072
Stock-based compensation	28,517	42,303
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and unbilled revenue	39,422	(249,147)
Due from related party	16,377	(1,104)
Inventory	18,857	110,633
Assets held for sale	946,883	—
Prepaid and other current assets	(56,829)	(71,153)
Increase (decrease) in:
Accounts payable	(12,978)	(4,306)
Accrued expenses and other current liabilities	112,713	92,226
Due to related party	55,126	(641,982)
Net cash provided by (used in) operating activities	1,047,239	(893,343)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(249,504)	(529,251)
Net cash used in investing activities	(249,504)	(529,251)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest	(9,110)	(13,258)
Net cash used in financing activities	(9,110)	(13,258)

Net increase (decrease) in cash and cash equivalents	788,625	(1,435,852)
Cash and cash equivalents, beginning of the period	338,627	4,999,709
Cash and cash equivalents, end of the period	$1,127,252	$3,563,857
Supplemental disclosures of cash flows information:
Cash paid during the period for:
Income taxes	$1,800	$48,824
Non-cash investing and financing activities:
Distribution of nonmonetary assets	$—	$340,069

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

The Company derives revenues from selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are generally owned by the Company and are installed in its customers’ buildings. Each month the Company obtains readings from energy meters to determine the amount of energy produced for each customer. The Company multiplies these readings by the appropriate published price of energy (electricity, natural gas or oil) from its customers’ local energy utility, to derive the value of its monthly energy sale, less the applicable negotiated discount. The Company’s revenues per customer on a monthly basis vary based on the amount of energy produced by its energy systems and the published price of energy (electricity, natural gas or oil) from its customers’ local energy utility that month. The Company’s revenues commence as new energy systems become operational. As of March 31, 2017, the Company had 92 energy systems operational. In some cases the customer may choose to own the system rather than have it owned by American DG Energy.

The Company has experienced total net losses since inception of approximately $42 million. For the next twelve months, the Company expects to experience continuing net losses as its management executes the current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, plus cash provided by the sale of certain inventory are sufficient to meet the working capital requirements of its existing business for the next twelve months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase, and the Company may need to raise additional capital through debt financings or equity offerings to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

In 2015, the Company began executing the "Initiative". The Initiative is focused on effectively investing the Company’s capital by increasing the performance of its existing sites. The goal of the Initiative is to make strategic capital improvements aimed at increasing productivity of the existing portfolio while optimizing the Company’s margins and increasing cash flow. The Company continues to expect that the Initiative will provide a strong foundation of high performing assets that may be used to fund future growth.

Stock-for-Stock Merger

On November 1, 2016, the Company's Board of Directors approved a definitive agreement whereby Tecogen Inc would acquire all of the outstanding shares of American DG in a stock-for-stock merger. Under the agreement, each share of American DG common stock will be exchanged for 0.092 shares of Tecogen common stock, valuing American DG at an approximately 27% premium to the Company's closing share price on that day. This agreement is subject to a vote of security holders of both companies. The transaction is expected to close in the second quarter of 2017.

On April 12, 2017, the Securities and Exchange Commission ("SEC") declared the registration statement on SEC Form S-4 filed with the SEC in connection with its merger with Tecogen Inc. effective. Notice of the Special Meeting and a definitive proxy statement/prospectus was mailed on or about April 27, 2017, to stockholders of the Company as of April 24, 2017. The Special Meeting will be held at the Company's principal executive offices at 45 First Avenue, Waltham, Massachusetts 02451, on Thursday, May 18, 2017, at 1 p.m., Eastern Time.

AMERICAN DG ENERGY INC.

Exchange of Shares of Subsidiary in Satisfaction of Indebtedness

During the second and third quarters of 2016, the Company settled approximately $16 million of its $19.4 million 6% convertible debentures due May 2018, reducing future debt service requirements of the Company (see Note 5 "Convertible Debentures and Other Debt") by transferring ownership to the holders of the debt, shares of EuroSite Power, reducing the Company's ownership in EuroSite from 48% to just over 2% (see Note 4 "Investment in EuroSite Power and Discontinued Operations").

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in American DG Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.
There have been no significant changes in accounting principles, practices or methods for making estimates.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include the Company's 51.0% owned joint venture, American DG New York, LLC, or ADGNY.

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

Note 2. Income (Loss) Per Common Share

The Company computes basic income (loss) per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of its common stock for the period. For the three months ended March 31, 2017, the Company excluded 4,739,270 potentially dilutive shares because such shares would be anti-dilutive. For the three months ended March 31, 2016, the Company excluded 14,428,583 potentially dilutive shares because such shares would be anti-dilutive as a result of the reported net loss.

Note 3. Income Taxes

The provision for income taxes in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 differ from that which would be expected by applying the federal statutory tax rate primarily due to losses and nontaxable income for which no benefit is recognized.

AMERICAN DG ENERGY INC.

Note 4. Investment in EuroSite Power and Discontinued Operations
During the second and third quarters of 2016, the Company settled approximately $16 million of the $19.4 million of its 6% convertible debentures due May 2018 (see Note 5 "Convertible Debentures and Other Debt") by transferring ownership of shares it owned of EuroSite Power Inc to the holders of the debt. As a result, the Company's ownership in EuroSite decreased from 48.04% to just over 2%. Prior to the foregoing exchanges, the Company consolidated the results of EuroSite under the variable interest model as it was determined to be the primary beneficiary of EuroSite.
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

As of June 30, 2016, the Company owned a 20.5% interest in the common stock of EuroSite Power which it accounted for using the equity method. Prior to June 28, 2016, the Company accounted for its investment in EuroSite Power as a consolidated subsidiary as it determined it was the primary beneficiary of EuroSite under the variable interest model. That determination included consideration of an implicit variable interest held by the Company in the form of a guarantee of the long-term convertible indebtedness of EuroSite Power. On June 28, 2016, substantially all of that convertible indebtedness was converted by the holders into shares of EuroSite Power, rendering the Company’s guarantee inconsequential in the determination. As a result, the Company concluded it no longer held a variable interest in EuroSite Power. The Company deconsolidated EuroSite Power in its consolidated financial statements. This required recording the remaining shares held at fair value as an equity method investment, which resulted in a gain of approximately $3.9 million. The Company utilized a market approach in determining the fair value of the shares retained which incorporated the quoted market price of the shares at the date of deconsolidation adjusted for volatility.

As of September 30, 2016, the Company owned a 2.03% interest in the common stock of EuroSite Power. As such, the equity method of accounting was no longer appropriate in that the ability to exercise significant influence over EuroSite no longer exists at this level of ownership. The investment, since September 30, 2016 is accounted for as an available-for-sale security (see Note 7 "Fair Value Measurements").

The following is a reconciliation of the major line items comprising loss from discontinued operations for the three months ended March 31, 2016:

Revenue	$687,032
Cost of sales	$544,392
Operating expenses	$521,511
Other expenses, net	$12,590
Pretax loss from discontinued operations	$391,461
Income tax benefit	$—
Loss from discontinued operations	$391,461
Loss from discontinued operations attributable to noncontrolling interest	$203,403
Loss from discontinued operations attributable to American DG Energy Inc.	$188,058

The total operating and investing cash flows of the discontinued operation for the three months ended March 31, 2016 is as follows:

Net cash provided by operating activities	$62,576
Net cash used in investing activities	$(211,453)

AMERICAN DG ENERGY INC.

Note 5. Convertible Debentures and Other Debt
Convertible debenture 2016 transactions
On May 4, 2016, the Company settled $9.3 million of its $19.4 million outstanding 6% convertible debentures due May 2018 (“convertible debentures” or “debt”) by transferring ownership of approximately 14.72 million shares it owned of EuroSite Power to the holders of the debt.
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
On September 30, 2016, the Company settled $6.7 million of its $10.1 million outstanding 6% convertible debentures due May 2018 by transferring ownership of 15.2 million shares it owned of EuroSite Power in exchange for the debt. A new note evidencing the remaining balance of the debt outstanding of $3,418,681 was issued, replacing the previous note. Interest on the debt was previously prepaid through maturity and the prepayment is reflected as a discount against the debt which is amortized to interest expense over the life of the debt. (see Note 4 "Investment in EuroSite Power and Discontinued Operations").

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

On December 23, 2016, the Company repaid the remaining outstanding balance of its 2014 Convertible Debentures for $3,058,943, representing payment in full of the remaining $3,418,681 net of remaining interest through maturity which had been previously prepaid.

Loan due to related party

On December 22, 2016, the Company entered into a Revolving Line of Credit Agreement ("Agreement") with John Hatsopoulos, the Company's co-Chief Executive Officer and member of the Company's board of directors. Under the terms of the Agreement, Mr. Hatsopoulos had agreed to lend the Company up to an aggregate of $3,000,000, upon written request.

On February 27, 2017, Mr. Hatsopoulos terminated the Revolving Line of Credit Agreement, allowing for payment of the outstanding balance of $850,000 to be made on the Maturity date. The borrowing bears interest at 6%, payable quarterly and matures on May 25, 2018. The Company may prepay any amount of the borrowing at any time without penalty. See Note 5 "Convertible Debentures and Other Debt".

Note 6.  Related Parties

EuroSite Power, Tecogen, Ilios Inc., or Ilios are affiliated companies by virtue of common ownership and/or common leadership.

The Company purchases the majority of its cogeneration units from Tecogen, a related party sharing similar management. In addition, Tecogen pays certain operating expenses, including benefits and payroll, on behalf of the Company, and the Company leases office space from Tecogen. These costs were reimbursed by the Company. As of March 31, 2017, the Company owed Tecogen $183,030, and Tecogen owed the Company $52,067.

On December 22, 2016, the Company entered into a Revolving Line of Credit Agreement ("Agreement") with John Hatsopoulos, the Company's co-Chief Executive Officer and member of the Company's board of directors. Under the terms of the Agreement, Mr. Hatsopoulos had agreed to lend the Company up to an aggregate of $3,000,000, upon written request.

AMERICAN DG ENERGY INC.

On February 27, 2017, Mr. Hatsopoulos terminated the Revolving Line of Credit Agreement, allowing for payment of the outstanding balance of $850,000 to be made on the Maturity date. The borrowing bears interest at 6%, payable quarterly and matures on May 25, 2018. The Company may prepay any amount of the borrowing at any time without penalty. See Note 5 "Convertible Debentures and Other Debt".

On January 13, 2017, the Company sold certain items of equipment and a substantial portion of its parts inventory to Tecogen, which is a major supplier to the Company, at Tecogen's cost, which is generally manufacturer or wholesale cost rather than a retail cost. The sale was prompted out of a need for funds to retire existing long-term indebtedness of the Company. As a result, the Company has classified these items as assets held for sale at December 31, 2016 at fair value (see Note 7 "Fair Value Measurements").

For further description of certain related party transactions see Note 4 "Investment in EuroSite Power and Discontinued Operations" and Note 5 "Convertible Debentures and Other Debt".

Note 7. Fair Value Measurements

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

AMERICAN DG ENERGY INC.

The following table presents the assets reported on the consolidated balance sheets measured at their fair value on both a recurring basis and a nonrecurring basis as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy.

March 31, 2017		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
Description
Recurring fair value measurements
Available-for-sale equity securities
EuroSite Power Inc.	$519,568	$—	$—	$519,568	$(118,083)
Total recurring fair value measurements	$519,568	$—	$—	$519,568	$(118,083)

December 31, 2016		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
Description
Recurring fair value measurements
Available-for-sale equity securities
EuroSite Power Inc.	$637,651	$—	$—	$637,651	$(136,848)
Total recurring fair value measurements	$637,651	$—	$—	$637,651	$(136,848)
Nonrecurring fair value measurements
Long-lived assets held and used(a)	$681,577	$—	$—	$681,577	$(503,072)
Assets held for sale(b)	946,883	—	—	946,883	(743,770)
Total nonrecurring fair value measurements	$1,628,460	$—	$—	$1,628,460	$(1,246,842)

(a) Long-lived assets held and used with a carrying amount of $1,184,649 were written down to their fair value of $681,577, resulting in an impairment charge of $503,072, which was included in earnings for the year ended December 31, 2016.

(b) Assets held for sale with a carrying amount of $1,690,653 were written down to their fair value of $946,883, resulting in a loss of $743,770, which was included in earnings for the year ended December 31, 2016.

              In connection with the sale of certain equipment and inventory to Tecogen (see Note 6 "Related Parties"), the Company utilized a Level 3 category fair value measurement to value the assets classified as held for sale at December 31, 2016. That measurement was based on the manufactured or wholesale cost of such assets as this is the level at which the Company determined such assets could be sold in the market given the level of both functional and economic obsolescence, which results from the existence of newer, less expensive and more effective and efficient replacements.

The Company utilizes a Level 3 category fair value measurement to value its investment in EuroSite Power as an available-for-sale security at period end (see Note 4 "Investment in EuroSite Power and Discontinued Operations"). That measurement is determined by management based on the average closing sales price in a 24 day trading period within quarter end, which is discounted by 10% to account for volatility.

AMERICAN DG ENERGY INC.

The following table summarizes changes in level 3 assets which are comprised of available-for-sale securities for the period:

Initial establishment of fair value at September 30, 2016 -
Carryover basis from equity method investment	$624,499
Purchase of 300,000 shares at $0.50 per share	150,000
Unrealized loss recognized in other comprehensive income	(136,848)
Fair value at December 31, 2016	637,651
Unrealized loss recognized in other comprehensive income	(118,083)
Fair value at March 31, 2017	$519,568

Note 8. Commitments and Contingencies

The Company guarantees certain obligations of its former subsidiary EuroSite Power Inc. These guarantees include certain long term unsecured convertible indebtedness, with a remaining principal amount outstanding subject to the guarantee at March 31, 2017 of $300,000 with a maturity date of June 17, 2017; a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at March 31, 2017 is approximately $313,000 due ratably in equal installments through September 2021; and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, the Company does not believe there to be any amounts probable of payment by the Company under any of the guarantees and has determined that the value associated with the non-contingent aspect of the guarantees is not significant.

At this time the Company believes these guarantees are not material to its financial statements.

In the ordinary course of its business, ADGE is involved in various legal proceedings involving a variety of matters.

On or about February 6, 2017, ADGE, John Hatsopoulos, George N. Hatsopoulos, Charles T. Maxwell, Deanna M. Petersen, Christine Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen, and ADGE.Acquisition Corp., were served with a Verified Complaint by William C. May ("May"), individually and on behalf of the other shareholders of ADGE as a class. The action was commenced in the Business Litigation Session of the Superior Court of the Commonwealth of Massachusetts, Civil Action No. 17-0390. The complaint alleges the proposed Merger is subject to certain conflicts of interest; that ADGE's board failed to protect our stockholders by failing to conduct an auction or market check; that the Exchange Ratio undervalues ADGE's outstanding shares; that ADGE's directors breached their fiduciary duties in approving the Merger proposal; that Tecogen’s registration statement on Form S-4 contained material omissions; that Tecogen aided and abetted ADGE's board’s breaches of its fiduciary duties; and other claims. The plaintiff is seeking preliminary and permanent injunctions related to the Merger, rescissory damages, compensatory damages, accounting, and other relief.

The May action is in its earliest stages. The state court denied plaintiff’s motion for expedited discovery. The defendants have not yet answered or otherwise responded to the complaint, and plaintiff has not yet filed a motion for injunctive relief.

On or about February 15, 2017, a lawsuit was filed in the United States District Court for the District of Massachusetts by Lee Vardakas (“Vardakas”), individually and on behalf of other shareholders of ADGE, naming ADGE, John N. Hatsopoulos, George N. Hatsopoulos, Benjamin Locke, Charles T. Maxwell, Deanne M. Petersen, Christine M. Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen Inc., Tecogen.ADGE Acquisition Corp., and Cassel Salpeter & Co., LLC, as defendants. Among other things, the complaint alleges (1) the merger is the result of a flawed and conflicted sales process and that the Exchange Ratio undervalues ADGE’s outstanding shares and (2) the registration statement on Form S-4 contains materially incomplete and misleading information concerning: (a) the financial analyses performed by ADGE’s  financial advisor, (b) financial projections for ADGE and Tecogen, and (c) conflicts of interest in the sales process.  The complaint asserts that defendants violated Section 14(a)(1) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Rule 14a-9 thereunder, as a result of the alleged materially incomplete and misleading information; that the directors and officers of ADGE have control person liability for the alleged material misstatements and omissions pursuant to Section 20(a) of the Exchange Act; that the directors of ADGE breached their fiduciary duties to ADGE’s stockholders related to the merger, including that they failed to take steps to obtain the highest possible consideration for ADGE shareholders in the transaction; that Mr. John Hatsopoulos and Mr. George Hatsopoulos, acting in concert and as a group, as controlling shareholders of ADGE, violated their fiduciary duties to the shareholders of ADGE; and that Mr. George Hatsopoulos, Tecogen.ADGE Acquisition Corp., and ADGE’s financial advisor aided and abetted breaches of fiduciary duties by the directors and officers of ADGE.  Vardakas is seeking to

AMERICAN DG ENERGY INC.

certify a class action, a preliminary injunction, damages, costs and disbursements, including reasonable attorneys’ fees, and such other relief as the court deems just and proper.

The Vardakas action is in its earliest phase. The defendants have not yet answered or otherwise responded to the complaint, and plaintiff has not yet filed a motion for injunctive relief.

Note 9. Subsequent Events

On April 12, 2017, the Securities and Exchange Commission ("SEC") declared the registration statement on Form S-4 filed with the SEC in connection with its merger with Tecogen Inc. effective. Notice of the Special Meeting and a definitive proxy statement/prospectus was mailed on or about April 27, 2017, to stockholders of the Company as of April 24, 2017. The Special Meeting will be held at the Company's principal executive offices at 45 First Avenue, Waltham, Massachusetts 02451, on Thursday, May 18, 2017, at 1 p.m., Eastern Time.

The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than those disclosed in the notes to these condensed consolidated financial statements.

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

Proposed Merger with Tecogen

On November 1, 2016, ADGE entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tecogen Inc., a Delaware corporation (“Tecogen”), and Tecogen.ADGE Acquisition Corp. Inc., a Delaware corporation and wholly-owned subsidiary of Tecogen (“Merger Sub”) formed for the purpose of effecting the merger. Pursuant to the Merger Agreement, the Merger Sub will be merged with and into ADGE (the “Merger”) with ADGE continuing as the surviving company in the Merger. Following the Merger, ADGE will become a wholly-owned subsidiary of Tecogen. The Merger Agreement sets forth the terms and conditions of ADGE's proposed acquisition by Tecogen.
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

AMERICAN DG ENERGY INC.

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
Prior to the adoption of the Merger Agreement by ADGE's stockholders or the stockholders of Tecogen, the Merger Agreement and Merger may be abandoned by either ADGE or Tecogen pursuant to a resolution of the respective board of directors of such companies to withdraw or fail to make when required under the Merger Agreement or fail to include in the joint proxy statement/prospectus for the Merger, a recommendation that the stockholders of such company adopt the Merger Agreement. Also, ADGE may terminate the Merger Agreement in the event ADGE's board approves, recommends or declares advisable, or proposes publicly to approve, recommend or declare advisable a competing proposal or offer by a third party to purchase 20% or more of the assets or outstanding capital stock, other equity securities, or voting power, of ADGE, or any merger, business combination, consolidation, share exchange, recapitalization or similar transaction as a result of which the holders of ADGE's common stock immediately prior to the transaction do not own at least 80% of the outstanding voting power of the surviving or resulting entity in such transaction after the consummation of the transaction (“competing proposal”). The foregoing is subject to compliance with written notice of termination and the furnishing of the reasons for such termination. In the event of a termination, there shall be no liability on the part of the terminating party to the other party or parties except in the case of fraud, gross negligence, or willful misconduct.
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

Consummation of the Merger is subject to a number of customary conditions including, among others, conditions relating to the approval of the Merger by the requisite vote of ADGE's stockholders and the stockholders of Tecogen; the receipt of all required regulatory approvals; and the effectiveness of a registration statement on Form S-4 of Tecogen related to the Merger. The registration statement was declared effective by the SEC on April 12, 2017.

AMERICAN DG ENERGY INC.

Results of Operations

First Quarter of 2017 Compared to First Quarter 2016 from Continuing Operations

Revenues

Revenues in the first quarter of 2017 were $1,718,164 compared to $1,514,449 for the same period in 2016, an increase of $203,715 or 13.5%. The increase is due to an increase in production as well as the capture and billing of demand revenue. On-Site Utility energy revenue in the first quarter of 2017 was $1,627,498 compared to $1,364,285 for the same period in 2016, an increase of $263,213 or 19.3%, due to the increased production and demand billing. During the first quarter of 2017, in addition to our On-Site Utility energy revenue, the Company performed billable services and recorded revenue primarily from the sale of energy equipment and energy feasibility studies. The revenue from our turnkey projects can vary substantially from period to period. While the Company accepts turnkey installation projects, they are not considered our core business. Our turnkey and other revenue in the first quarter of 2017 was $90,666 compared to $150,164 for the same period in 2016, a decrease of $59,498 or 39.6%.

During the first quarter of 2017 and 2016 the Company operated 92 energy systems, representing 5,445 kWh of installed electricity potential. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company’s energy systems and a contractually negotiated formula, which takes into account the monthly published price of energy (electricity, natural gas or oil) from its customers’ local energy utility, less an applicable discount. The Company’s revenues commence as new energy systems become operational.

Cost of Sales

Cost of sales, including depreciation, in the first quarter of 2017 was $1,655,939 compared to $1,489,342 for the same period in 2016, an increase of $166,597 or 11.2%. The increase in cost of sales is principally due to the increase in production. The cost of fuel, maintenance and installation was $1,131,104 in the first quarter of 2017, compared to $1,051,261 for the same period in 2016, an increase of $79,843 or 7.6%. Depreciation expense was $524,835 in the first quarter of 2017, compared to $438,081 for the same period in 2016, an increase of $86,754 or 19.8%.

During the first quarter of 2017, our gross margins were 3.6% compared to 1.7% for the same period in 2016, a 118.5% improvement, mostly due to a reduction in maintenance costs as a percentage of sales. Our On-Site Utility gross margins, excluding depreciation, were 31.4% in the first quarter of 2017, compared to 25.2% for the same period in 2016, an increase of 6.2% and an improvement of 24.6% quarter to quarter.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first quarter of 2017 were $442,795 compared to $377,638 for the same period in 2016, an increase of $65,157 or 17.3%. The increase was primarily due to increased legal expense in connection with the planned merger with Tecogen as well as increased insurance costs.

Our selling expenses consist of sales staff, marketing, travel and other selling related expenses. Our marketing efforts consisted of internet marketing, print literature and media relations. Our selling expenses in the first quarter of 2017 were $1,704 compared to $20,524 for the same period in 2016, a decrease of $18,820 or 91.7%. The decrease in expense was primarily due to lower salaries and travel expense as a result of our efforts to control operating costs.

Our engineering expenses consisted of technical staff and other engineering related expenses. The role of engineering is to evaluate potential customer sites based on technical and economic feasibility, manage the installed base of energy systems and oversee each new installation project. Our engineering expenses in the first quarter of 2017 were $154,578 compared to $161,002 for the same period in 2016, a decrease of $6,424 or 4.0%. The decrease was primarily associated with a reduction in payroll and outside service costs.

Loss from Operations

The loss from operations in the first quarter of 2017 was $536,852 compared to a loss of $534,057 for the same period in 2016, a slight increase of $2,795 or 0.5%.

AMERICAN DG ENERGY INC.

Other Income (Expense), Net

Our other expense, net, in the first quarter of 2017 was an expense of $8,499 compared to $311,617 for the same period in 2016, an improvement of $303,118. Interest expense was $13,215 in the first quarter of 2017 compared to $324,332 for the same period in 2016, a decrease of $311,117, which is due to the convertible debt being completely paid off in December of 2016.

Provision for Income Taxes

Our provision for taxes in the first quarter of 2017 was $87,365 compared to $66,427 for the same period in 2016. The provision consists of various state income taxes accrued for the quarter.

Noncontrolling Interest

The noncontrolling interest in the profits or losses in American DG New York, LLC, or ADGNY, was a reduction to net income of $11,405 in the first quarter of 2017 compared to $1,036 for the same period in 2016. This difference of $10,369 is due to the improved performance of ADGNY sites.

Loss from Discontinued Operations

American DG's international operations, through our former subsidiary, EuroSite Power, was considered discontinued operations as of the third quarter of 2016 and therefore retrospectively restated as such. For the first quarter of 2016, our share in EuroSite's losses was $188,058.

Other Comprehensive Loss

The unrealized loss on securities of $118,083 for the first quarter of 2017 represents a market fluctuation impacting the fair value of our ownership in EuroSite Power stock as of March 31, 2017.

Liquidity and Capital Resources

Consolidated working capital at March 31, 2017 was $1,384,794, compared to $1,715,740 at December 31, 2016. Included in working capital were cash and cash equivalents of $1,127,252 at March 31, 2017, compared to $338,627 at December 31, 2016. The decrease in working capital was primarily due to purchases and installation of energy systems in the amount of $249,504.

Cash provided by operating activities was $1,047,239 in the first three months of 2017 compared to cash used in operating activities of $893,343 for the same period in 2016. For the first three months of 2017, net loss attributable to American DG was $644,121. This net loss was adjusted by depreciation of $531,867, $11,405 of income attributable to the noncontrolling interest of ADGNY and $28,517 of stock-based compensation expense. In addition, cash, in the first three months of 2017, was provided by our receivables balance, including unbilled revenue and allowances for bad debts of $39,422, our decrease in amounts due from a related party provided of $16,377, our decrease in assets held for sale of $946,883 from the sale of inventory to Tecogen, our decrease in inventory of $18,857. An increase in prepaid and other current assets used $56,829 in cash.

Our accounts payable decreased using $12,978 of cash. Our accrued expenses and other current liabilities increased providing $112,713 of cash. The amounts due to related parties increased providing $55,126 of cash.

During the first three months of 2017, the investing activities of the Company's operations were expenditures of $249,504 for purchases and installation of energy systems. The Company's financing activities used $9,110 of cash in the first three months of 2017, for distributions to ADGNY.

Significant Accounting Policies and Critical Estimates

The Company’s significant accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements above and described in the Notes to Consolidated Financial Statements to the Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies are described in the above notes and the Financial Review in the Company’s Annual Report.

AMERICAN DG ENERGY INC.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Changes in internal control over financial reporting:

During the three months ended March 31, 2017, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

AMERICAN DG ENERGY INC.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On or about February 6, 2017, ADGE, John Hatsopoulos, George N. Hatsopoulos, Charles T. Maxwell, Deanna M. Petersen, Christine Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen, and ADGE.Acquisition Corp., were served with a Verified Complaint by William C. May ("May"), individually and on behalf of the other shareholders of ADGE as a class. The action was commenced in the Business Litigation Session of the Superior Court of the Commonwealth of Massachusetts, Civil Action No. 17-0390. The complaint alleges the proposed Merger is subject to certain conflicts of interest; that ADGE's board failed to protect our stockholders by failing to conduct an auction or market check; that the Exchange Ratio undervalues ADGE's outstanding shares; that ADGE's directors breached their fiduciary duties in approving the Merger proposal; that Tecogen’s registration statement on Form S-4 contained material omissions; that Tecogen aided and abetted ADGE's board’s breaches of its fiduciary duties; and other claims. The plaintiff is seeking preliminary and permanent injunctions related to the Merger, rescissory damages, compensatory damages, accounting, and other relief.

The May action is in its earliest stages. The state court denied plaintiff’s motion for expedited discovery. The defendants have not yet answered or otherwise responded to the complaint, and plaintiff has not yet filed a motion for injunctive relief.

On or about February 15, 2017, a lawsuit was filed in the United States District Court for the District of Massachusetts by Lee Vardakas (“Vardakas”), individually and on behalf of other shareholders of ADGE, naming ADGE, John N. Hatsopoulos, George N. Hatsopoulos, Benjamin Locke, Charles T. Maxwell, Deanne M. Petersen, Christine M. Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen Inc., Tecogen.ADGE Acquisition Corp., and Cassel Salpeter & Co., LLC, as defendants. Among other things, the complaint alleges (1) the merger is the result of a flawed and conflicted sales process and that the Exchange Ratio undervalues ADGE’s outstanding shares and (2) the registration statement on Form S-4 contains materially incomplete and misleading information concerning: (a) the financial analyses performed by ADGE’s  financial advisor, (b) financial projections for ADGE and Tecogen, and (c) conflicts of interest in the sales process.  The complaint asserts that defendants violated Section 14(a)(1) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Rule 14a-9 thereunder, as a result of the alleged materially incomplete and misleading information; that the directors and officers of ADGE have control person liability for the alleged material misstatements and omissions pursuant to Section 20(a) of the Exchange Act; that the directors of ADGE breached their fiduciary duties to ADGE’s stockholders related to the merger, including that they failed to take steps to obtain the highest possible consideration for ADGE shareholders in the transaction; that Mr. John Hatsopoulos and Mr. George Hatsopoulos, acting in concert and as a group, as controlling shareholders of ADGE, violated their fiduciary duties to the shareholders of ADGE; and that Mr. George Hatsopoulos, Tecogen.ADGE Acquisition Corp., and ADGE’s financial advisor aided and abetted breaches of fiduciary duties by the directors and officers of ADGE.  Vardakas is seeking to certify a class action, a preliminary injunction, damages, costs and disbursements, including reasonable attorneys’ fees, and such other relief as the court deems just and proper.

The Vardakas action is in its earliest phase. The defendants have not yet answered or otherwise responded to the complaint, and plaintiff has not yet filed a motion for injunctive relief.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 6.    Exhibits

Exhibit Number		Description of Exhibit

2.1	_
Agreement and Plan of Merger, dated November 1, 2016, among the Company, Tecogen Inc. and Tecogen.ADGE Acquisition Corp. (incorporated by reference from Exhibit 2.1 to the Company's SEC Form 8-K filed with the SEC on November 2, 2016).

3.1	–	Certificate of Incorporation, as amended and restated on December 9, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Form S-3, as amended, as filed with the SEC on December 23, 2009)

3.2	–	Bylaws, as amended and restated August 31, 2009 (incorporated by reference to Exhibit 3.2 to the Company's Form S-3, as amended, as filed with the SEC on December 23, 2009)

10.1	–	Revolving Line of Credit Agreement, dated December 22, 2016, (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on December 28, 2016).

10.2		Termination of Revolving Line of Credit Agreement, dated February 27, 2017, (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the SEC on March 03, 2017).

31.1*	–	Rule 13a-14(a) Certification of Co-Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Co-Chief Executive Officer

31.3*	–	Rule 13a-14(a) Certification of Chief Accounting Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Accounting Officer

101.1*	–
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

AMERICAN DG ENERGY INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DG ENERGY INC.

By: /s/ JOHN N. HATSOPOULOS
Co-Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2017

By: /s/ BENJAMIN M. LOCKE
Co-Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2017

By: /s/ BONNIE J. BROWN
Chief Financial Officer
(Principal Financial Officer)
Date: May 12, 2017